Form 10-K
period 1993-12-03
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1994-03-30
CIK 310823

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
/X/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ------ to ------

                         Commission File Number 0-13300

                           THE HARTFORD STEAM BOILER
                        INSPECTION AND INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

               Connecticut                               06-0384680
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

            One State Street
          Hartford, Connecticut                           06102
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (203) 722-1866

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                     Name of each exchange
                                        on which registered

Common stock, without par value         New York Stock Exchange, Inc.
Rights to Purchase Depositary Receipts  New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant(1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes...X...,  No.......

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.......

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 8, 1994 was $1,017,004,459.


Number of shares of common stock outstanding as of February 8, 1994:
20,535,064.

                      Documents Incorporated By Reference

Portions of the Annual Report to shareholders for the fiscal year ended December 31, 1993 are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the Proxy Statement dated March 1, 1994 for the Annual Meeting of Shareholders to be held April 19, 1994 are incorporated by reference in Parts III and IV herein.

                                     PART I

Item 1.  Business.

A.       GENERAL DEVELOPMENT OF BUSINESS

         The Hartford Steam Boiler Inspection and Insurance Company (together with its subsidiaries referred to as "Registrant" or the "Company" hereinafter) was chartered under the laws of the State of Connecticut in 1866. The Company's operations are divided into three industry segments - insurance, engineering services and investments. The most significant business of the Company is boiler and machinery insurance which provides insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment along with a high level of inspection services aimed at loss prevention. Earned premiums for boiler and machinery insurance and the Company's other insurance products were $349.2 million for 1993, which accounted for approximately 55 percent of the Company's revenues.

         The Company also offers professional scientific and technical consulting services for industry and government on a world-wide basis through its Engineering Department and its engineering subsidiaries, the largest of which is Radian Corporation, acquired by Hartford Steam Boiler in 1975 and headquartered in Austin, Texas. In 1993 net Engineering Services revenues were $231.5 million which accounted for approximately 36 percent of the Company's revenues.

         During the latter part of 1993, the Company commenced a restructuring of its insurance and engineering operations for which the Company recorded a $20 million charge in September. The charge reflected costs for severance and other expenses related to the reduction in staff of approximately 300 employees. The initial phase of the restructuring was the reorganization of the insurance segment of the Company into a Special Risks Division, which will focus on large accounts requiring customized policies or specialized engineering services and a Commercial Division, which will focus on small and medium accounts. The purpose of the reorganization was to better align the structure of the Company with the needs of its customers by focusing on industry specialization.

         The Company conducts its business in Canada through its wholly-owned subsidiary, the Boiler Inspection and Insurance Company of Canada. Insurance for risks located outside of North America is written by Engineering Insurance Group, an unincorporated insurance facility formed in December 1988 which is owned jointly by the Company and General Reinsurance Corporation and is accounted for under the equity method of accounting.

         The Company's principal market for its insurance and engineering services is the United States. Revenues, net income and assets associated with operations outside of the United States are less than 10 percent of the respective consolidated amounts.

         The Company derives approximately 10 percent of its revenues from engineering contracts with various agencies and departments of the U.S. government.

         For additional information on the Company's business segments, see Notes 1 and 4 to the Consolidated Financial Statements on pages 24 and 25 of the Company's 1993 Annual Report to shareholders. Certain reclassifications have been made to 1992 and 1991 financial information to conform to the 1993 presentation.


B.       PRODUCTS AND SERVICES

         Boiler and machinery insurance provides for the indemnification of the policyholder for financial loss resulting from destruction or damage to an insured boiler, pressure vessel, or other machine caused by an accident. This financial loss can include the cost to repair or replace the damaged equipment (property damage), and product spoilage, lost profits and expenses to avert lost profits (business interruption) stemming from an accident.

         The Company distinguishes itself from other insurance suppliers by providing a high level of loss prevention, failure analysis and other engineering services with the insurance product. This heavy emphasis on loss prevention is intended to have the dual effect of increasing underwriting and inspection expenses, while reducing loss and loss adjustment expenses.

         An important ancillary benefit for the policyholder is that the inspection performed by the Company's inspector on a boiler, pressure vessel, or other piece of equipment, as part of the insurance process, is normally viewed by state and other regulatory jurisdictions as acceptable for their certification purposes. Without the issuance of a certificate of inspection by the insurance carrier or another inspection agency, policyholders cannot legally operate many types of equipment.

         The Company also writes other types of insurance, primarily as an adjunct to its boiler and machinery insurance. Such insurance accounted for approximately 18 percent of net earned premium in 1993. By far the largest of these other lines is the UNITECH all risk property insurance product. The UNITECH line is marketed to accounts with equipment and machinery exposures, such as electric utilities, where sophisticated engineering services are important to loss prevention and control. UNITECH customers are offered technical services such as computerized evaluation of fire protection systems in addition to fire inspections and boiler and machinery inspections. The Company's HSB BACK.UP policy provides all risk coverage for data processing systems.

         Separate divisions of the Company's Engineering Department provide quality assurance services, training for nondestructive testing, inspections to code standards of the American Society of Mechanical Engineers
(ASME), and other specialized consulting and inspection services related to the design and application of boilers, pressure vessels, and many other types of equipment for equipment manufacturers and their customers. Hartford Steam Boiler is the largest Authorized Inspection Agency for ASME codes in the world. In addition, the Company's Engineering Department focuses on researching and developing potential new products and services and new markets for current services.

         Radian Corporation provides advanced technical, engineering, and scientific consulting services for industry and government. Radian's areas of expertise include environmental engineering, health and safety, materials and mechanical technologies, specialty chemicals, electronic systems and services, and information technologies.

         Other engineering subsidiaries provide fire protection consulting services, and computerized maintenance management systems and services.

C.       COMPETITION

Insurance

         The Company is the largest writer of boiler and machinery insurance in North America. Based on gross earned premium, the Company's U.S. market share, at approximately 40%, has remained fairly stable over the past ten years. No other single company has more than a 10% market share. Members of an affiliated group of insurers have a market share of approximately 25%.

         In general, the insurance market is influenced by the total insurance capacity available based on policyholder surplus which in turn is driven by the level of profits experienced by the industry. In addition, competition in the boiler and machinery insurance market is based on price and service to the insured. Service includes maintaining customer relationships, engineering and loss prevention activities, and claims settlement. The Company prices its product competitively in the marketplace, but competes by offering a high level of service, not by offering the lowest-priced product. Recently the weak U.S. economy has caused insurance customers to select programs with modest price adjustments but higher deductibles resulting in a slower premium growth for the Company.

         The Company is predominantly a single line insurance company, unlike its competitors which write boiler and machinery insurance as an adjunct to their primary lines of insurance for fire and extended perils.

         Many of its competitors have more assets than the Company. However, the Company's leading position in the industry has allowed it to develop the largest force of inspectors, engineers and scientists in the industry.

Engineering Services

         The Company provides a wide range of engineering, consulting and inspection services as described on pages 2-3. For most of these services it has numerous competitors, some of whom are much larger and have greater financial resources than the Company.

         Competition in these areas is based on price and on the qualifications, experience and availability of the individuals who perform the work. The Company has a force of more than 2,500 inspectors, engineers, scientists and technicians spread throughout the world. Ongoing training programs ensure that the Company's inspectors, engineers, scientists and technicians are kept up-to-date on the latest engineering and scientific developments.

D.       MARKETING

Insurance

         The Company has contracts with independent insurance agencies in all fifty states, the District of Columbia, Puerto Rico and Canada. These agencies market the Company's direct insurance to the small and medium accounts serviced by the Commercial Division. Personal contact with these independent insurance agents is accomplished through the Company's field sales force which operates out of 17 branch offices across the country. It is the Company's policy in appointing agents to be selective, seeking to maintain and strengthen its existing relationships and to develop relationships with new agents whom the Company believes will become a continuing source of profitable business. Recently the Company has undertaken efforts to review all of its agency appointments and has selectively reduced them in order to retain only those agents who consistently produce certain levels of business for the Company.

         Special Risk accounts, which include high hazard occupancies and UNITECH customers, are primarily serviced from the Company's Home Office. Special Risk accounts generate approximately 38% of the annual premiums of the Company.

         The Company's reinsurance assumed business (see page 7) is marketed through the distribution channels of the reinsured companies.


Engineering Services

         The Company's engineering services are marketed in a variety of ways. Customized services related to loss prevention, failure analysis, and equipment testing are generally sold in conjunction with the insurance contract but are also available separately.

         Most other engineering services, including those performed by Radian Corporation, are marketed on a bid or proposal basis. While such business is usually price sensitive, the exacting standards and requirements set by industry and government for most of the services offered by the Company tend to diminish that effect.

E.       REGULATION

Insurance

         The Company's insurance operations are subject to regulation throughout the United States and in each foreign jurisdiction in which it does business. Various aspects of the insurance operations are regulated, including the type and amount of business that can be written, the price that can be charged for particular forms of coverage, policy forms, trade and claim settlement practices, reserve requirements and agency licensing. Regulations also extend to the form and content of financial statements filed with such regulatory authorities, the type and concentration of permitted investments for insurers, and the extent and nature of affiliated transactions, including dividends involving insurers. See Note 5 to the Consolidated Financial Statements on page 25 of the Company's 1993 Annual Report to shareholders for additional information.

         The National Association of Insurance Commissioners recently adopted a formula for Risk Based Capital (RBC) requirements applicable to property and casualty insurers which establishes a required statutory surplus level for an insurer based on the risks inherent in its overall operations. Use of the formula is expected to begin in 1995 covering 1994 financial information. Based upon the Company's financial position at December 31, 1993, the Company's surplus exceeded the RBC requirements and therefore, such requirements are not expected to affect the Company's ability to conduct its business.

         The Company's operations are subject to examination by insurance regulators at regular intervals. The most recent insurance financial examination was completed for the year ending December 31, 1990 by the Connecticut Insurance Department, the Company's domestic regulator. Similar regulatory procedures govern the Company's U.S. insurance subsidiaries and its Canadian subsidiary.

         State insurance departments, consistent with sound underwriting practices, require property and casualty insurance companies to maintain a reasonable ratio of net premiums written to total capital and surplus. Accordingly, a property and casualty insurance company's volume of net premiums written is limited by the amount of its capital and surplus. The reasonableness of a company's ratio is generally viewed in light of its underwriting history, investment practices, types of policies written, policy limits and general financial condition. Currently, in the absence of mitigating factors, a ratio of 3 to 1 or less is considered acceptable by most regulatory authorities. The Company's ratio of net premiums written to average statutory capital and surplus was approximately 1.2 to 1 in 1993. These ratios are expected to be replaced by RBC ratios as discussed on the previous page.

         As discussed earlier, the Company's insureds receive, in addition to the insurance product, inspections which meet state, county or municipally mandated requirements. In order for the Company's inspectors to perform these mandated inspections, they must be commissioned. Commissioning is conducted by the National Board of Boiler and Pressure Vessel Inspectors and the various state jurisdictional authorities. The majority of the Company's inspectors are commissioned, and the Company feels that it has an adequate number of commissioned inspectors to conduct its business affairs.

Engineering Services

         A portion of the Company's engineering services revenue comes from certifying that boilers and pressure vessels are being constructed according to standards adopted by the American Society of Mechanical Engineers (ASME). The commission that authorizes inspectors to conduct insurance inspections also authorizes them to perform ASME Code inspections.

F.       INSURANCE OPERATIONS

Rates

         Rates for the Company's products are developed based upon estimated claim costs, expenses related to the acquisition and servicing of the business, engineering expenses and a profit component. Traditionally the Company has used boiler and machinery rates that were established by the Insurance Services Office (ISO) and filed in the various jurisdictions within which the Company does business. Due to the Company's large market share in the boiler and machinery line of insurance, it has provided the largest weighting in the data used by ISO. Consequently, ISO rates have been reflective of the Company's experience. The Company has also developed its own rates, based on ISO rates, for some of its boiler and machinery products.

         The Company also has utilized rates developed and filed by ISO for its UNITECH product. The Company's loss experience has been only a small factor in the industry all risk line, and therefore its experience has not meaningfully affected the industry ISO rates.

         ISO no longer develops and files advisory rates for its member companies, rather it compiles and makes available loss cost information based upon loss data furnished by its members which the Company and other insurers can then use to develop their own rates and file with the states.

         Coverages for unique risks are judgment-rated, taking into account deductibles, the condition of the insured's equipment, loss prevention and maintenance programs of the insured, and other factors.

Policies

         Policies are normally written for a term of one year. Most of the Company's policies provide coverage for property damage and business interruption to insured property (including buildings and structures under the Company's UNITECH policy) resulting from covered perils. Property insured under the Company's boiler and machinery policies includes such equipment as steam boilers, hot water boilers, pressure vessels, refrigerating and air conditioning systems, motors, generators, compressors, pumps, engines, fans, blowers, gear sets, turbines, transformers, electrical switch gear, data processing and business equipment and a wide variety of production and processing equipment.

Reinsurance Assumed

         The predominant practice in the insurance industry is to combine several types of insurance coverages, including boiler and machinery, into one policy referred to as a package policy. In response to this, the Company has negotiated reinsurance agreements with several large and medium sized multi-line insurance companies to reach the small to mid-size customers that purchase such package policies. To date, more than 100 insurance companies have signed reinsurance agreements with the Company. This segment of the business, which focuses on small commercial customers, has been consistently more profitable than the large accounts and offers more opportunity for growth by the Company since boiler and machinery coverage has historically been excluded from commercial package policies.

         Under the reinsurance agreements, the Company's reinsured companies may include boiler and machinery exposures in their multi-peril policies, and such risks will be assumed by the Company under the terms of the agreement. These plans generally provide that the Company will assume 100% of each boiler and machinery risk, subject to the capacity specified in the agreement, and will receive the entire boiler and machinery premium except for a ceding commission which will be retained by the reinsured company for commissions to agents and brokers, premium taxes and handling expenses.

         Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the boiler and machinery department of the reinsured company and provides all boiler and machinery services as if it were part of that organization. The Company retains the right to decline or restrict coverage in the same manner as it does for its own business. In summary, the Company's position as a reinsurer is substantially unchanged from the normal method of doing business except that insurance coverage is written on forms issued through the reinsured company.

         The written premium generated through reinsurance assumed totaled $131 million in 1993, representing approximately 38% of the Company's net written premium.

         The Company's largest source of accepted reinsurance is Industrial Risk Insurers (IRI). IRI is an insurance association funded by 43 members (each of which is a property-casualty insurance company). While the Company provides the largest share of boiler and machinery insurance capacity to IRI, there are other IRI members who provide the same coverages. In addition, IRI often writes boiler and machinery insurance for its own account. The Company assumed $23.3 million of boiler and machinery premiums from IRI in 1993.

         Other than Engineering Insurance Group which is described on page 1, the Company does not participate to any significant degree in reinsurance pools of other insurance companies because the Company chooses to insure only those risks which it has inspected or has the right to inspect.

Reinsurance Ceded

         The Company purchases reinsurance in support of its insurance operations in order to guard against catastrophic losses and provide competitive policy limits. The Company utilizes two primary reinsurance arrangements. Liability in excess of the Company's retention (which is currently $3.5 million for most of the Company's business, with limits up to $6 million in certain instances) is first assumed by the Company's primary reinsurance group, made up of large, well-capitalized reinsurance companies. Additional liability in excess of the first reinsurance treaty is covered by an additional reinsurance facility composed of other U.S. and international reinsurance companies and syndicates. In addition, the Company purchases facultative reinsurance on certain high exposure risks and has catastrophe reinsurance for aggregate losses greater than a $15 million retention. In the unlikely event that the Company's reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred.

         Recent experience under the excess of loss reinsurance program, including losses related to hurricane Andrew and other large losses, resulted in increased reinsurance costs in the second half of 1993. The Company expects additional price increases in 1994.

        For additional information on reinsurance, see Note 9 to the Consolidated Financial Statements on page 29 of the Company's 1993 Annual Report to shareholders.

Claims and Claim Adjustment

         The overwhelming majority of claims are handled by the Company's own claims adjusters. Management believes that this is much more cost-efficient than the retention of independent claims adjusters and that the Company's adjusters are better able to make the connection between loss prevention and loss control. The Company employs claims adjusters in its various branch offices throughout the country and Canada and also operates a claims department in its home office in Hartford, Connecticut. Home office claims adjusters provide expertise and assistance to the branch office adjusters and also direct the handling of larger, more complicated claims.

         The Company establishes reserves for losses to account for the estimate of the ultimate cost of claims that have been incurred but not reported ("IBNR" reserves) and ones that have been reported but not settled. The setting of IBNR reserves is based on actuarial techniques and historical data, as adjusted to reflect current trends and economic developments. The reserve set for a reported loss represents the informed judgment and experience of the claims personnel regarding the nature and value of the specific type of claim. Reserves are revised upward or downward over time as experience develops and claims are reported and paid. Adjustments to reserves are reflected in the net income of the period in which such adjustments are made.

         The normal turnaround time in paying small claims is less than six months. The vast majority of claims are settled within one year and very few remain unsettled two years after the loss occurs. This pattern is skewed in terms of claim dollars (as noted in the schedule on page 12) as it is the larger claims that take longer to settle. Compared to the property-casualty industry as a whole, the Company has a very "short-tail" claims liability. For this reason, reserve estimates are not adjusted for the effects of inflation. The Company's claims expenses are based on estimates of the current costs of replacing productive capacity. The Company does not employ discounting techniques in establishing liabilities for claims and claim adjustment expenses.

         For those relatively few claims involving litigation, the Company uses both its in-house law department and outside counsel, depending on the issues, costs, and staffing requirements.

         For additional information on reserves, see the discussion of Insurance Operations in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations (page 16) of the Company's 1993 Annual Report to shareholders.

         The following table provides a reconciliation of the beginning and ending reserves for claims and claim adjustment expenses for the years ended December 31, 1993, 1992 and 1991.


                      RECONCILIATION OF NET LIABILITY FOR
                     CLAIMS AND CLAIMS ADJUSTMENT EXPENSES

                                                                       1993        1992         1991
                                                                       ----        ----         ----
                                                                              (In millions)

Net liability for claims and claim adjustment
expenses at beginning of year                                         $132.8      $111.4       $115.7
                                                                      ------      ------       ------

Plus:

Provision for claims and claim adjustment
expenses occurring in the current year                                 172.2       146.3        119.4

Increase (decrease) in estimated claims
and claim adjustment expenses arising
in prior years                                                          26.9        26.1         19.7
                                                                        ----        ----         ----

Total incurred claims and
claim adjustment expenses                                              199.1       172.4        139.1
                                                                       -----       -----        -----

Less:

Payment for claims arising in:
Current year                                                            60.9        59.8         56.7
Prior years                                                             99.7        91.2         86.7
                                                                        ----        ----         ----

Total payments                                                         160.6       151.0        143.4
                                                                       -----       -----        -----

Net liability for claims and claim
adjustment expenses at end of year                                    $171.3      $132.8       $111.4
                                                                      ======      ======       ======


     The 1993, 1992 and 1991 claims and claim adjustment expenses included adverse development of prior years' reserves. The adverse development of the 1992, 1991 and 1990 year-end reserves was attributable to the settlement of certain large losses for which the Company initially determined it would not have liability, the settlement of some outstanding claims for more than was originally anticipated, unusually late notice of loss provided by the insured for several large losses, and reserves established for losses on which the coverage is being contested. The adverse development of the 1991 year-end reserve was also impacted by two large December losses.

     The following table shows a reconciliation of the net liability to the gross liability for claims and loss adjustment expenses based on reinsurance recoverable on unpaid losses.


               RECONCILIATION OF NET LIABILITY TO GROSS LIABILITY
                    FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                                    1993         1992
                                                                    ----         ----
                                                                      (in millions)
Net liability for claims and claim                                 $171.3       $132.8
adjustment expenses at end of period

Reinsurance recoverable
on unpaid losses                                                     43.1         39.9
                                                                     ----         ----

Gross liability for claims and claim
adjustment expenses at end of period                               $214.4       $172.7
                                                                   ======       ======


         The claim and claim expense reserve runoff table on the following page shows the amount of the net liability for 1983 through 1993. Each column shows the net reserve established at calendar year-end as well as cumulative totals for claims payments and reestimated liabilities for that accident year and all previous years that make up that year-end reserve. The redundancy (deficiency) is a cumulative number for that year and all previous years.

         The deficiencies in 1992, 1991 and 1990 were explained on the previous page. The deficiency in 1983 was related to the winter freeze that occurred in late 1983.

         The redundancies shown for 1985 through 1988 were attributed to the difficulty in estimating claims due to inflationary impacts and business interruption, which became a larger component of claims. The claim reserves established in those years have been favorably settled, adjusted or closed based on the results of claim audits, technical loss analysis, subrogation, settlement with property carriers and the latest available information. The net impact of those favorable settlements was to decrease claims expenses by $10.2 million in 1990 and $28.0 million in 1989.

           RECONCILIATION OF BEGINNING AND ENDING NET CLAIMS RESERVES
                   AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                                 (In Millions)

YEAR ENDED            1983      1984      1985     1986       1987     1988      1989        1990       1991      1992       1993
- ----------            ----      ----      ----     ----       ----     ----      ----        ----       ----      ----       ----
Net Liability for Unpaid
 Claims and Claim     $52.3     $77.5     $99.9    $126.1     $147.5   $157.4    $139.6      $115.7     $111.4    $132.8     $171.3
 Adjustment Expenses

Cumulative Amount Paid as of:
End of Year            -         -         -         -          -        -        -           -          -          -         -
One Year Later         44.5      45.5      51.1      54.9       57.4     78.8      85.6        86.7       91.2      99.7      -
Two Years Later        57.1      59.3      65.8      73.6       75.9     92.1     104.2       109.7      115.5      -         -
Three Years Later      62.0      65.0      70.6      79.5       74.5     95.5     110.3       120.6      -          -         -
Four Years Later       64.1      67.6      73.3      79.7       75.4     95.4     112.5       -          -          -         -
Five Years Later       64.3      69.0      74.3      80.4       74.5     93.6     -           -          -          -         -
Six Years Later        65.4      69.9      74.5      79.0       74.2     -        -           -          -          -         -
Seven Years Later      66.1      70.1      74.2      78.8       -        -        -           -          -          -         -
Eight Years Later      66.3      69.8      74.0      -          -        -        -           -          -          -         -
Nine Years Later       66.6      69.6      -         -          -        -        -           -          -          -         -
Ten Years Later        66.4      -         -         -          -        -        -           -          -          -         -

Net Liability Reestimated as of:
End of Year            52.3      77.5       99.9    126.1      147.5    157.4     139.6       115.7      111.4     132.8      171.3
One Year Later         75.8      80.9      104.7    126.4      131.9    129.4     129.4       135.4      137.5     159.7      -
Two Years Later        72.6      84.3      101.1    115.8      100.4    108.7     127.4       138.0      139.7     -          -
Three Years Later      73.8      85.5       94.7     96.1       86.0    106.8     127.8       136.8      -         -          -
Four Years Later       73.6      83.3       85.9     88.0       83.7    103.0     125.0       -          -         -          -
Five Years Later       74.2      79.6       80.8     86.9       80.8    102.3     -           -          -         -          -
Six Years Later        72.7      76.6       80.9     83.6       82.0    -         -           -          -         -          -
Seven Years Later      71.1      76.7       80.7     85.7       -       -         -           -          -         -          -
Eight Years Later      71.3      76.5       84.1     -          -       -         -           -          -         -          -
Nine Years Later       71.8      79.9       -        -          -       -         -           -          -         -          -
Ten Years Later        74.8      -          -        -          -       -         -           -          -         -          -

Cumulative Redundancy
(Deficiency)          (22.5)     (2.4)      15.8     40.4       65.5     55.1      14.6       (21.1)     (28.3)    (26.9)     -


G.     INVESTMENTS

       Income from the Company's investment portfolio contributes significantly to operating income. Each year there is a significant inflow of cash from insurance and engineering services operations and from investment income. In addition, cash flow is affected by the normal maturity of fixed income investments, and the purchase and sale of equity securities.

       The investment objective for the Company's portfolio is to achieve a high after-tax yield on an annual basis while maximizing long-term growth in surplus. Growth in surplus is important because the amount of new business that a property-casualty company can write is limited by the amount of surplus available.

       The Company has traditionally attempted to meet this investment objective by holding a large portion of investment assets in equity securities. Although this exposes the Company to the movement of the stock market, the Company's investment strategy remains based on the premise that common stocks provide the highest total return available in the securities market. At year-end 1993 the Company had approximately 57 percent of its investments in equity securities which accounted for 33 percent of total assets on a market value basis. The Company also holds bonds and preferred stocks. See Note 6 (pages 26-28) to Consolidated Financial Statements and the discussion of investment operations in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations (page 17) of the Company's 1993 Annual Report to shareholders for additional information.

       The following table summarizes the investment results of the Company's investment portfolio:

                                                        Annualized Rate
                               Net Invest-                of Return (2)                        Investment
       Cash and                ment Income            -------------------------            Gains (Losses) (3)
       Invested                Less                   Before             After          -------------------------
       Assets, Less            Interest               Income             Income                Change in
       Borrowed Money          Expense (1)            Taxes              Taxes          Realized       Unrealized
       --------------          -----------            ------             ------         --------       ----------
                 (In Millions)                                                              (In Millions)
1993       $462.6                $27.5                 6.1%              5.3%           $26.1           $(16.3)
1992        464.0                 29.5                 6.4               5.7             30.8            (22.6)
1991        482.4                 33.0                 7.2               6.3             33.9             28.7

(1) Net investment income excludes realized investment gains and is reduced by investment expenses, but is before the deduction for income taxes.

(2) The rates of return on investments shown above have been determined in accordance with rules prescribed by the National Association of Insurance Commissioners. These rates have been determined by the following formula:

                                       2I
                                   ---------
                                   A + B - I

I is equal to net investment income, before taxes, earned on investment assets.

A+B is equal to the sum of the beginning and end of the year amounts shown under "Cash and Invested Assets, Less Borrowed Money". The after tax rates of return are computed in the same manner, but net investment income is reduced by income taxes.

(3)  Realized and unrealized investment gains (losses) are before income taxes.

H.     EMPLOYEES

       At year-end 1993, the Company, including its subsidiaries, employed 4,036 people. Of this total, 1,988 were employed by the Company's wholly-owned subsidiary, Radian Corporation; 202 were employed by the Company's Canadian affiliate, The Boiler Inspection and Insurance Company of Canada; and 212 were employed by other subsidiaries of the Company. Management believes that its relations with its employees are satisfactory.

Item 2.       Properties.

       The Hartford Steam Boiler Inspection and Insurance Company leases approximately 231,371 square feet for its home office at One State Street, Hartford, Connecticut under a long-term capital lease with One State Street Limited Partnership. In addition to its home office facility, the Company leases facilities for its branch offices and subsidiaries throughout the United States and Canada. The Company also leases space in a small number of foreign locations. The Company considers the office facilities to be suitable and adequate for its current and anticipated level of operations.

       See Notes 8 (page 28) and 11 (page 31) to Consolidated Financial Statements of the Company's 1993 Annual Report to shareholders for additional information.

Item 3.       Legal Proceedings.

       The Company is involved in various legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the consolidated financial position of the Company.

Item 4.       Submission of Matters to a Vote of Security Holders.

       None.

Item 4(a).  Executive Officers of the Registrant.

       All officers are elected by the Board of Directors to hold office until the next Annual Meeting of Shareholders. An officer may be removed at any time by the Board of Directors.

Wilson Wilde, 66, Chairman and Chief Executive Officer since 9/93; Director since 1967; President and Chief Executive Officer 11/71 - 9/93; Executive Vice President 9/70 - 11/71; Vice President 11/67 - 9/70; Assistant Vice President 4/66 - 11/67; Assistant Secretary 2/64 - 4/66.

Gordon W. Kreh, 46, President and Director since 9/93; Senior Vice President - Marketing 4/92 - 9/93; President - Engineering Insurance Group 10/89 - 4/92; Vice President 11/84 - 10/89; Assistant Vice President 4/81 - 11/84.

Donald M. Carlton, 56, Executive Vice President since 4/92; Director since 7/75; President and Chairman of the Board - Radian Corporation since 1969.

Donald K. Wilson, 58, Executive Vice President since 11/88; Senior Vice President 11/84 - 11/88; Vice President 11/71 - 11/84; Assistant Vice President 9/70 - 11/71.

Michael L. Downs, 44, Senior Vice President since 2/94; Managing Director - Engineering Insurance Co., Ltd. 1/91 - 2/94; Second Vice President 7/87 - 1/91; Assistant Vice President 2/85 - 7/87; Assistant Secretary 4/80 - 2/85.

John J. Kelley, 48, Senior Vice President since 2/94; Corporate Secretary and Special Assistant to the President 5/87 - 2/94; Assistant Vice President and Special Assistant to the President 9/83 - 5/87; Assistant Vice President 9/79 - 9/83; Assistant Secretary 4/77 - 9/79.

Kenneth J. Kelly, 61, Senior Vice President and General Counsel since 11/84; Vice President, Secretary and General Counsel 4/77 - 11/84; Secretary and General Counsel 9/75 - 4/77; Assistant Vice President 4/74 - 9/75; Assistant Secretary 3/70 - 4/74.

T. Skipwith Lewis, 57, Senior Vice President - Engineering since 3/94; Senior Vice President - Engineering and Claims 11/84 - 3/94; Vice President 11/82 - 11/84; Assistant Vice President 10/81 - 11/82.

R. Kevin Price, 47, Senior Vice President and Corporate Secretary since 2/94; Second Vice President 4/89 - 2/94; Assistant Vice President 1/84 - 4/89.

Robert W. Trainer, 44, Senior Vice President, Treasurer and Chief Financial Officer since 2/94 and from 4/90 - 4/92; Senior Vice President - Underwriting 4/92-2/94; Vice President, Treasurer and Chief Financial Officer 7/86 - 4/90; Vice President 11/84 - 7/86; Assistant Vice President 1/80 - 11/84; Assistant Treasurer 4/78 - 1/80.

Robert C. Walker, 50, Senior Vice President - Claims since 3/94; Associate General Counsel and head of Corporate Litigation Department of United Technologies Corporation 5/89-3/94.

                                    PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.

       Note 5 on page 25 and Note 18 on page 37 of the Company's 1993 Annual Report to shareholders are incorporated herein by reference. The Company's common stock is traded on the New York Stock Exchange under the symbol HSB. As of February 8, 1994, the Company had 5,697 holders of record. Amounts available to be paid for dividends to shareholders are limited by state insurance regulations. Regulatory approval was required and received by the Company from the Connecticut Insurance Commissioner for the payment of 1993 dividends. Effective December 1, 1993 the restriction on dividends was amended to require approval for dividend distributions within a twelve month period which would exceed the greater of (i) 10 percent of an insurer's statutory surplus or (ii) net income (net investment income under the prior standard) calculated as of the December 31st last preceding. The Company expects to be required to request regulatory approval for the payment of any dividends in 1994.

Item 6.       Selected Financial Data.

       "Ten-Year Financial Summary" on pages 40-41 of the Company's 1993 Annual Report to shareholders is incorporated herein by reference. Dividends declared per share for the prior five years are shown below.

1993                 1992                  1991                 1990                 1989
- ----                 ----                  ----                 ----                 ----
$2.12                $2.06                 $1.90                $1.75                $1.55

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

       "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" on pages 15-19 of the Company's 1993 Annual Report to shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

       Consolidated Financial Statements and the related Notes to Consolidated Financial Statements on pages 20-37, including Note 18, "Consolidated Quarterly Data (unaudited)", of the Company's 1993 Annual Report to shareholders are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

       None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

       "Nominees for Election to the Board of Directors for Three-Year Term Expiring in 1997" and "Members of the Board of Directors Continuing in Office" on pages 2-6; and "Reporting of Securities Transactions" on page 10 of the Company's Proxy Statement dated March 1, 1994 are incorporated herein by reference. Also see pages 14-15 herein.

Item 11.  Executive Compensation.

       "Meetings and Remuneration of the Directors" on pages 6-8, "Board Compensation Committee Report on Executive Compensation" on pages 10-13, "Summary Compensation Table" on pages 14-15, "Stock Option and Long-Term Incentive Plan Tables" on pages 15-16, "Retirement Plans" on pages 16-18, "Employment Arrangements" on pages 18-19, "Compensation Committee Interlocks and Insider Participation" on page 19, and "Performance Graph" on page 20 of the Company's Proxy Statement dated March 1, 1994 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       "Security Ownership of Certain Beneficial Owners and Management" on pages 8-10 of the Company's Proxy Statement dated March 1, 1994 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

       "Compensation Committee Interlocks and Insider Participation" on page 19 of the Company's Proxy Statement dated March 1, 1994 is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

     (a) The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this report.

     (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1993.

     (c) The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            THE HARTFORD STEAM BOILER
                            INSPECTION AND INSURANCE COMPANY
                            (Registrant)


                             By:  /s/ Robert W. Trainer
                                  ----------------------
                                  Senior Vice President,
                                  Treasurer and Chief
                                  Financial Officer
                                  March 30, 1994


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       (Signature)                         (Title)
By: /s/ Robert W. Trainer   Senior Vice President, Treasurer
    ---------------------   and Chief Financial Officer
    Robert W. Trainer       (Principal Financial Officer and
    March 30, 1994          Principal Accounting Officer)


(Wilson Wilde)*             Chairman, Chief Executive Officer
                            and Director


(Gordon W. Kreh)*           President and Director


(Joel B Alvord)*            Director


(Colin G. Campbell)*        Director


(Donald M. Carlton)*        Director


(Richard G. Dooley)*        Director


(William B. Ellis)*         Director

(E. James Ferland)*         Director


(John A. Powers)*           Director


(Paul A. Vatter)*           Director


(John M. Washburn, Jr.)*    Director



*By: /s/ Kenneth J. Kelly
     -----------------------
        Kenneth J. Kelly
        (Attorney-in-Fact)
        March 30, 1994

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                                 Page No.
                                                                                                 --------
Report of Independent Accountants                                                                   21

Financial Statements

    Consolidated Statements of Operations for the years ended
    December 31, 1993, 1992 and 1991.                                                                *

    Consolidated Statements of Financial Position
    - December 31, 1993 and 1992.                                                                    *

    Consolidated Statements of Cash Flows for the
    years ended December 31, 1993, 1992 and 1991.                                                    *

    Consolidated Statements of Changes in Shareholders'
    Equity for the years ended December 31, 1993, 1992
    and 1991.                                                                                        *

    Notes to Consolidated Financial Statements.                                                      *


Schedule    I - Summary of Investments -
            Other than Investments in Related Parties                                               22

Schedule   VI - Reinsurance                                                                         23

Schedule VIII - Valuation and Qualifying Accounts                                                   24

Schedule   IX - Short-Term Borrowings                                                               25

Schedule    X - Supplemental Information Concerning Property -
            Casualty Insurance Operations                                                           26

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

* Incorporated herein by reference from pages 20-37 of The Hartford Steam Boiler Inspection and Insurance Company 1993 Annual Report to shareholders.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of The Hartford Steam Boiler Inspection and Insurance Company:

We have audited the consolidated statements of financial position of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1993, which financial statements are included on pages 20 through 37 of the 1993 Annual Report to shareholders of The Hartford Steam Boiler Inspection and Insurance Company and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 20 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits, accounting for investments in debt and equity securities, and accounting and reporting for reinsurance during 1993, and its method of accounting for postretirement benefits other than pensions in 1992.

COOPERS & LYBRAND

Hartford, Connecticut
January 24, 1994

                                  SCHEDULE I

          THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY Summary of Investments - Other Than Investments in Related Parties

                                 (in millions)


                Column A                      Column B     Column C   Column D   Column E   Column F   Column G
- -----------------------------------------    ---------     --------   --------   --------   --------   --------

                                                                1993                         1992
                                             ---------------------------------    ------------------------------
                                                                       Amount                           Amount
                                                                       Shown                            Shown
                                                                       In The                           In The
                                                            Market     Balance               Market     Balance
Type of Investment                               Cost       Value      Sheet  *   Cost       Value      Sheet  *
- ----------------------------------------------------------------------------------------------------------------
Fixed Maturities:

 Bonds:
   U.S. Government and Government Agencies
     and Authorities                                 $0.2       $0.2       $0.2       $0.2       $0.2       $0.2
   States, Municipalities and Political
     Subdivisions                                    28.9       31.2       31.2       28.4       30.0       28.4
   Foreign Governments                               26.6       28.4       28.4       26.6       27.2       26.6
   Convertibles and Bonds with Warrants Attached      0.0        0.0        0.0        0.0        0.0        0.0
   All Other Bonds                                    7.6        7.7        7.7        2.7        2.7        2.7
   Mortgage Receivable                               11.1       11.1       11.1       11.1       11.1       11.1
 Redeemable Preferred Stocks                         72.3       76.3       76.3       82.6       86.4       82.6
                                                   --------------------------------------------------------------
       Total Fixed Maturities                      $146.7     $154.9     $154.9     $151.6     $157.6     $151.6
                                                   ---------------------------------------------------------------


Equity Securities:
 Common Stocks:
   Public Utilities                                 $47.8      $48.1      $48.1      $57.7      $64.9      $64.9
   Banks and Insurance                                6.7        8.1        8.1        8.1       10.4       10.4
   Industrial & Other                               108.9      149.5      149.5      105.0      159.8      159.8
  Non-Redeemable Preferred Stocks                    73.4       84.3       84.3       68.2       74.8       74.8
                                                   ---------------------------------------------------------------
       Total Equity Securities                     $236.8     $290.0     $290.0     $239.0     $309.9     $309.9
                                                   ---------------------------------------------------------------


Short-Term Investments and Cash:                     61.1       61.1       61.1       55.5       55.5       55.5

                                                   ---------------------------------------------------------------
          Total Investments                        $444.6     $506.0     $506.0     $446.1     $523.0     $517.0
                                                   ===============================================================



* In 1993, the company adopted FAS 115, and as such classified all amounts as available for sale and presented them at fair value. In 1992, fixed maturities were carried at amortized cost.

                                 SCHEDULE  VI
          THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
                                  Reinsurance
                               (in millions)




COLUMN A        COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
- ---------       --------     --------     --------     --------     -----------

Insurance       Gross        Ceded To     Assumed      Net          Percentage Of
Premiums        Amount       Other        From Other   Amount       Amount  Assumed
                             Companies    Companies                 To Net

- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------
1993
Property and
Liability
Insurance         $246.9        $29.3       $131.6       $349.2         37.7%


1992
Property and
Liability
Insurance         $245.0        $19.4       $117.3       $342.9         34.2%


1991
Property and
Liability
Insurance         $235.2        $18.5       $102.1       $318.8         32.0%


                                 SCHEDULE VIII

          THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                       Valuation and Qualifying Accounts

                                 (in millions)



      Column A              Column B            Column C            Column D          Column E          Column F
      -----------           ------------        ----------          ---------         ----------        -----------
      Description           Balance at          Charged to          Charged to                          Balance
                            Beginning of        Costs and           Other             Deductions        At End of
                            Period              Expenses            Acccounts         Describe (a)      Period


             1993
      Reserve for Bad Debts     $0.4                $0.9               -                 $0.7              $0.6

             1992
      Reserve for Bad Debts     $0.3                $0.5               -                 $0.4              $0.4

             1991
      Reserve for Bad Debts     $0.4                $0.1               -                 $0.2              $0.3






        (a) Engineering Services Receivable written off as uncollectible.

                                  SCHEDULE IX
          THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
                             Short-Term Borrowings
                                 (in millions)







            COLUMN A          COLUMN B      COLUMN C       COLUMN D         COLUMN E      COLUMN F
            --------          --------      --------      ---------         --------      --------
          Category of         Balance At    Weighted     Maximum Amt.      Avg. Amount    Weighted Avg
           Aggregate        End of Period    Average     Outstanding       Outstanding    Interest Rate
           Short-term                       Interest      During the        During the     During the
Year       Borrowings                          Rate*          Period           Period*        Period*

- ------------------------------------------------------------------------------------------------------
1993     Commercial Paper    $      42.7        3.33%     $     56.7      $       51.0           3.27%
         Payable to Banks            0.0        6.00%            2.1               0.0           6.00


1992     Commercial Paper    $      52.2        3.47%     $     60.2      $       52.8           3.96%
         Payable to Banks            0.0        6.00             1.5               0.4           5.03

1991     Commercial Paper    $      45.6        5.06%     $     45.4      $       36.8           5.93%
         Payable to Banks            1.3        6.50             1.6               0.7           8.35




* Based on month-end balances and interest rates.

                                  SCHEDULE  X
          THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY Supplemental Information Concerning Property - Casualty Insurance Operations

              For the years ended December 31,1993, 1992 and 1991
                                 (in millions)


Column A          Column B       Column C      Column D        Column E     Column F   Column G
- --------          --------       --------      --------        --------     --------   --------
Affiliation
with registrant   Prepaid      Reserves for    Discount, if    Unearned     Earned     Net invest-
                  acquisition  unpaid claims   any, deducted   premiums     premiums   ment income
                  cost         and claim       in Column C
                               adjustment
                               expenses
The Hartford Steam
Boiler Inspection and
Insurance Company
Consolidated
             1993    $30.0     $214.4               -             $169.3     $349.2      $29.3
                     --------------------------------------------------------------------------
             1992    $30.0     $172.7               -             $171.0     $342.9      $32.0
                     --------------------------------------------------------------------------
             1991    $28.0     $111.4               -             $156.9     $318.8      $36.5

                       Column H               Column I       Column J      Column K
                       --------               --------       --------      --------
                       Claims and claim       Amortization   Paid claims   Premiums
                       adjustment expenses    of prepaid     and claim     written
                       incurred related to    policy         adjustment
                                              aquisition     expenses
                       Current      Prior     costs
                       Year         Years
             1993      $172.2       $26.9      $64.2          $160.6       $344.5
                       ----------------------------------------------------------
             1992      $146.3       $26.1      $64.9          $151.0       $351.0
                       ----------------------------------------------------------
             1991      $119.4       $19.7      $60.5          $143.4       $325.0

                              INDEX TO EXHIBITS

Exhibit
Number                                               Description
- --------                                             -----------
(3)(i)      Charter of The Hartford Steam Boiler Inspection and Insurance Company, incorporated by reference to Exhibit (3)(a) to registrant's Form 10-K for the year ended December 31, 1990.

(3)(ii)     By-laws of The Hartford Steam Boiler Inspection and Insurance Company as amended April 19, 1988.

(4)         Instruments defining the rights of holders of long-term debt of the registrant are not being filed since the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis.  The registrant shall furnish copies of such instruments to the
            Securities and Exchange Commission upon request.

(10)(i)     Lease Agreement with One State Street Limited Partnership; incorporated by reference to Exhibit
            (10)(i) to registrant's Form 10.  File No. 0-13300, filed March 18, 1985.

(10)(iii)   (a)   Employment Agreement dated February 28, 1988 between the registrant and various executive officers; incorporated by reference to Exhibit (10)(iii)(a) to registrant's
                  Form 10-K for the year ended December 31, 1992. *

            (b)   The Hartford Steam Boiler Inspection and Insurance Company Long-Term Incentive Plan,
                  as amended and restated April 21, 1992; incorporated by reference to Exhibit
                  (10)(iii)(b) to registrant's Form 10-K for the year ended December 31, 1992. *

            (c)   The Hartford Steam Boiler Inspection and Insurance Company Short-Term Incentive
                  Plan, as amended and restated April 21, 1992; incorporated by reference to Exhibit
                  (10)(iii)(c) to registrant's Form 10-K for the year ended December 31, 1992. *

            (d)   The Hartford Steam Boiler Inspection and Insurance Company 1985 Stock Option Plan, as
                  amended and restated April 21, 1992; incorporated by reference to Exhibit (10)(iii)(d)
                  to registrant's Form 10-K for the year ended December 31, 1992. *

            (e)   Retirement Plan for Outside Directors, as

                  amended and restated October 24, 1988.*

            (f)   The Hartford Steam Boiler Inspection and Insurance Company 1989 Restricted Stock Plan for
                  Non-Employee Directors; as amended and restated November 1, 1991; incorporated by reference to Exhibit (10)(iii)(f) to registrant's Form  10-K for the year ended
                  December 31, 1992. *

            (g)   The Radian Corporation Supplemental Executive Retirement Plan effective January 1, 1991;
                  incorporated by reference to Exhibit (10)(iii)(g) to registrant's Form 10-K for the year ended December 31, 1992. *

            (h)   Salary Continuation Agreement between Radian Corporation and Donald M. Carlton dated
                  January 1, 1986; incorporated by reference to Exhibit (10)(iii)(h) to registrant's
                  Form 10-K for the year ended December 31, 1992. *

            (i)   Salary Continuation Agreement between Radian Corporation and Donald M. Carlton dated
                  April 4, 1989; incorporated by reference to Exhibit (10)(iii)(i) to registrant's Form
                  10-K for the year ended December 31, 1992. *

            (j)   Description of certain arrangements not set forth in any formal documents, as described on pages 6 - 7, with respect to directors' compensation, and on pages
                  10 - 15 and 18 - 19, with respect to executive officers' compensation, which pages are incorporated by reference to registrant's Proxy Statement dated March 1, 1994. *

(13)(ii)          Pages 15 - 37 and 40 - 41 of The Hartford Steam Boiler Inspection and Insurance
                  Company 1993 Annual Report to shareholders.

(21)    Subsidiaries of the registrant.

(23)    Consent of experts and counsel -
        consent of Coopers & Lybrand.

(24)    Power of attorney.

(28)P   Information from reports furnished to state insurance regulatory authorities.  Schedule P of the Consolidated Annual Statement of The Hartford Steam Boiler Inspection and Insurance Company
        and its Affiliated Insurers for 1993.  (Filed under cover of Form SE.)

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.