Form 10-Q
period 1994-06-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1994-08-15
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from  -------- to --------

Commission File Number 0-13300

   THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
     (Exact name of registrant as specified in its charter)

         CONNECTICUT                             06-0384680
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

ONE STATE STREET, HARTFORD, CONNECTICUT              06102
(Address of principal executive offices)           (Zip Code)

                         (203)  722-1866
      (Registrant's telephone number, including area code)

                         Not Applicable
    (Former name, former address and former fiscal year, if
                 changed since the last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No

The number of shares outstanding of the registrant's common stock without par value, as of July 31, 1994: 20,463,985







                                   Page 1 of 12 pages

<PAGE
>
   THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                              INDEX



PART I    FINANCIAL INFORMATION                             PAGE

          Consolidated Statements of Operations for the
          Quarters and Six Months Ended June 30, 1994 and
          1993 (unaudited).................................   3

          Consolidated Statements of Financial Position as of
          June 30, 1994 (unaudited) and December 31, 1993..   4

          Consolidated Statements of Cash Flow for the
          Six Months Ended June 30, 1994 and 1993
          (unaudited)......................................   5

          Notes to Consolidated Financial Statements.......   6

          Management's Discussion and Analysis of
          Consolidated Financial Condition and Results
          of Operations....................................   7

PART II   OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of
          Security Holders.................................  11

          Item 6 - Exhibits and Reports on Form 8-K........  11

SIGNATURES.................................................  12