Form 10-Q
period 1994-09-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1994-11-14
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

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

The number of shares outstanding of the registrant's common stock without par value, as of October 31, 1994: 20,459,595




 THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                              INDEX



PART I    FINANCIAL INFORMATION                             PAGE

          Consolidated Statements of Operations for the
          Quarters and Nine Months Ended September 30, 1994
          and 1993 (unaudited)............................    3

          Consolidated Statements of Financial Position as
          of September 30, 1994 (unaudited) and December 31,
          1993............................................    4

          Consolidated Statements of Cash Flow for the
          Nine Months Ended September 30, 1994 and 1993
          (unaudited)......................................   5

          Notes to Consolidated Financial Statements.......   6

          Management's Discussion and Analysis of
          Consolidated Financial Condition and Results
          of Operations....................................   7

PART II   OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K........  13

SIGNATURES.................................................  14


                                2