Form 10-Q/A
period 1994-09-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1994-12-29
CIK 310823

December 28, 1994



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

ATTENTION:  Filing Desk, Stop 1-4
RE:  Form 10-Q for the quarter ended 9/30/94;
     Commission File No.:  0-13300

Dear Sir or Madam:

The Financial Data Schedule filed with our 9/30/94 Form 10-Q that was filed via the EDGAR system on November 14, 1994 was incorrectly numbered EX-6 rather than EX-27. Attached please find a Form 10-Q/A filed to correct this error. This filing consists of this cover letter, a signature page (signed in accordance with Regulation Section 12b-15 of the Exchange Act), a corrected page 13 (we inadvertently omitted the listing of Exhibit 27 under Item 6(a) in the original filing), an exhibit index, and the Financial Data Schedule, which is identical to the one originally submitted except for the fact that the exhibit is numbered EX-27 rather than EX-6.

It is my understanding per a discussion with Mr. Terry E. Hatfield of the Commission that the filing of this amendment does not alter our original filing date of November 14, 1994 for the 9/30/94 Form 10-Q.

If there are any questions concerning this filing, please contact me at
(203) 722-5724.

Sincerely yours,


Jean A. Cohn
Assistant Counsel
The Hartford Steam Boiler Inspection and Insurance Company
One State Street
P.O. Box 5024
Hartford, Connecticut  06102-5024




               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q/A
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's common stock without par value, as of October 31, 1994: 20,459,595




                   PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - Exhibit 27, Financial Data Schedule.
     (b) Reports on Form 8-K - Form 8-K filed to report Registrant's purchase from General Reinsurance Corporation its 50 percent interest in Engineering Insurance Group (EIG), a joint partnership of the Registrant and General Reinsurance Corporation formed in 1988.











                              13

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE HARTFORD STEAM BOILER
                              INSPECTION AND INSURANCE COMPANY


Date:  December 28, 1994 By:  /s/ Roberta A. O'Brien
                              Roberta A. O'Brien
                              Vice President




EXHIBIT INDEX

NUMBER               DESCRIPTION                   PAGE

27                   FINANCIAL DATA SCHEDULE        16










                                 15

