Form 10-K
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1995-03-31
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	FORM 10-K
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended December 31, 1994

						OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from ______ to ______

	Commission File Number 0-13300

	THE HARTFORD STEAM BOILER
	INSPECTION AND INSURANCE COMPANY
	(Exact name of registrant as specified in its charter)

		Connecticut                06-0384680
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

	      P.O. Box 5024
	    One State Street
	  Hartford, Connecticut                           06102-5024
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

Yes...X...,  No.......

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K...X...

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 7, 1995 was $ 863,670,028.

Number of shares of common stock outstanding as of February 7, 1995:
20,416,532.

Documents Incorporated By Reference

Portions of the Proxy Statement dated February 28, 1995 for the Annual Meeting of Shareholders to be held April 18, 1995 are incorporated by reference in Parts III and IV herein.


PART I

Item 1.  Business.

A.      GENERAL DEVELOPMENT OF BUSINESS

	The Hartford Steam Boiler Inspection and Insurance Company (together with its subsidiaries referred to as "Registrant" or the "Company" hereinafter) was chartered under the laws of the State of Connecticut in 1866. The Company's operations are divided into three industry segments - insurance, engineering services and investments. The most significant business of the Company is boiler and machinery insurance, which provides insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment along with a high level of inspection services aimed at loss prevention. Earned premiums for boiler and machinery insurance and the Company's other insurance products were $336.6 million for 1994, which accounted for approximately 56 percent of the Company's revenues.

	The Company also offers professional scientific and technical consulting services for industry and government on a world-wide basis through its Engineering Department and its engineering subsidiaries, the largest of which is Radian Corporation, acquired by Hartford Steam Boiler in 1975 and headquartered in Austin, Texas. In 1994 net Engineering Services revenues were $232.1 million, which accounted for approximately 38 percent of the Company's revenues.

	The Company conducts its business in Canada through its wholly-owned subsidiary, The Boiler Inspection and Insurance Company of
Canada. Insurance for risks located in countries other than the United States and Canada is written by Engineering Insurance Company Limited (EICL). In December 1994, the Company purchased the remaining 50% interest in EICL's parent company, Engineering
Insurance Group (EIG) from General Reinsurance Corporation.

	Currently, the Company's principal market for its insurance and engineering services is the United States. However, the Company does desire to become a stronger competitor in the international machinery breakdown insurance and related engineering services markets as it believes that there is significant opportunity for profitable growth overseas. This was the primary reason for the acquisition of the remaining 50 percent interest in EIG in late
1994. The revenues and net income associated with operations outside of the United States are less than 10 percent of the respective consolidated amounts. Assets associated with operations outside of the United States are approximately 18 percent of the consolidated amount, primarily resulting from the EIG acquisition.


	For additional information on the Company's business segments, see Notes 1 and 5 to the Consolidated Financial Statements located in Item 8 of Part II herein. Certain reclassifications have been made to 1992 and 1993 financial information to conform to the 1994 presentation.

B.      PRODUCTS AND SERVICES

Insurance

	Boiler and machinery insurance provides for the indemnification of the policyholder for financial loss resulting from destruction or damage to an insured boiler, pressure vessel, or other item of machinery or equipment caused by an accident. This financial loss can include the cost to repair or replace the damaged equipment (property damage), and product spoilage, lost profits and expenses to avert lost profits (business interruption) stemming from an accident.

	The Company distinguishes itself from other insurance suppliers by providing a high level of loss prevention, failure analysis and other engineering services with the insurance product. This heavy emphasis on loss prevention has the dual effect of increasing underwriting and inspection expenses, while reducing loss and loss adjustment expenses.

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

	The Company also writes other types of insurance, primarily as an adjunct to its boiler and machinery insurance. Such insurance accounted for approximately 15 percent of net earned premium in 1994. By far the largest of these other lines is the UNITECH all risk property insurance product. The UNITECH line is marketed to accounts with equipment and machinery exposures, such as electric utilities, where sophisticated engineering services are important to loss prevention and control. UNITECH customers are offered technical services such as computerized evaluation of fire protection systems in addition to fire inspections and boiler and machinery inspections. The Company's HSB BACK.UP policy provides all risk coverage for data processing systems.

Engineering Services

	Separate divisions of the Company's Engineering Department provide quality assurance services, training for nondestructive testing, inspections to code standards of the American Society of Mechanical Engineers (ASME), ISO certification services and other specialized consulting and inspection services related to the design and applications of boilers, pressure vessels, and many other types of equipment for domestic and foreign equipment manufacturers and their customers. Hartford Steam Boiler is the largest Authorized Inspection Agency for ASME codes in the world. In addition, the Company's Engineering Department, often in conjunction with its engineering subsidiary Radian Corporation, focuses on researching and developing potential new products and services, and new markets for current services.

	Radian Corporation is an international engineering and technical services firm that provides a wide range of environmental based consulting services to industries and governments around the world. Its customer base is almost equally divided between the government and private sector. Industries served in the private sector include chemical and petroleum producers, manufacturers and utilities. Radian's areas of expertise include environmental engineering, health and safety, materials and mechanical technologies, specialty chemicals, electronic systems and services, and information technologies. Its strategy is to provide its customers with the full range of environmental technical services required to conduct their businesses on a global basis.

	Other engineering subsidiaries provide fire protection consulting services, and computerized maintenance management systems and services.

C.      COMPETITION

Insurance

	The Company is the largest writer of boiler and machinery insurance in North America. Based on net earned premiums, the Company's U.S. market share, at approximately 37 percent, has remained fairly stable over the past ten years. No other single company has more than a 10 percent market share. Members of an affiliated group of insurers have a market share of approximately 25 percent.

	In general, the insurance market is influenced by the total insurance capacity available based on policyholder surplus which in turn is driven by the level of profits experienced by the industry. In addition, competition in the boiler and machinery insurance market is based on price and service to the insured. Service includes maintaining customer relationships, engineering and loss prevention activities, and claims settlement. The
Company prices its product competitively in the marketplace, but competes by offering a high level of service, not by offering the lowest-priced product. Over the past few years, the weak U.S. economy has caused insurance customers to select programs with modest price adjustments but higher deductibles which, together with the Company's increased focus on risk selectivity, has resulted in a slower premium growth for the Company.

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

Engineering Services

	The Company provides a wide range of engineering, consulting and inspection services as described on page 3. For most of these services it has numerous competitors, some of whom are much larger and have greater financial resources than the Company.

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

D.      MARKETING

Insurance

	During 1994, the Company continued its realignment of its insurance operations from a functional organization based on underwriting, marketing and engineering disciplines into one based on serving its two principal customer groups, commercial risks and special risks. The Company believes that this realignment will allow it to service its customers more effectively and efficiently and at the same time to be a more aggressive and flexible competitor.

	Currently, the Company's principal market for its insurance
business is the United States.   During 1994, of the direct
premiums written in the United States (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), less than 10 percent was written in any one state and with the exception of California, New York, Pennsylvania and Texas, no state accounted for more than 5 percent of such premiums.

	The Company has contracts with independent insurance agencies in all fifty states, the District of Columbia, Puerto Rico and Canada. These agencies market the Company's direct insurance to the small and medium commercial accounts. Personal contact with these independent insurance agents is accomplished through the Company's field sales force which operates out of 24 branch offices across the country and in Canada. It is the Company's policy in appointing agents to be selective, seeking to maintain and strengthen its existing relationships and to develop relationships with new agents whom the Company believes will become a continuing source of profitable business. The Company periodically reviews its agency contracts and selectively reduces them in order to retain only those agents who consistently produce certain levels of business for the Company.

	Large, high-hazard accounts in the U.S. and Canada are primarily marketed and serviced by account teams comprised of underwriting, marketing, engineering and claims staff from the Company's various U.S. and Canadian offices who have specialized knowledge of particular customer industries. Overseas customers are serviced by Engineering Insurance Company Limited, the Company's U.K. subsidiary. The Company's large, high-hazard accounts generate approximately 32 percent of its net earned premium.

	The Company's reinsurance assumed business (see page 9) is marketed through the distribution channels of the reinsured companies.

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

	The Company has been focusing on expanding its international business, primarily in Europe and the Pacific Rim as demand for engineering services, particularly environmental consulting services, is expected to grow at a faster rate in these developing regions than in the U.S.

	The Company derives approximately 10 percent of its revenues from engineering contracts with various agencies and departments of the U.S. government.

	Engineering services are marketed and serviced primarily by technical personnel located in the Company's various domestic and international offices.

E.      REGULATION

Insurance

	The Company's insurance operations are subject to regulation throughout the United States and in each foreign jurisdiction in which it does business. Various aspects of the insurance operations are regulated, including the type and amount of business that can be written, the price that can be charged for particular forms of coverage, policy forms, trade and claim settlement practices, reserve requirements and agency appointments. Regulations also extend to the form and content of financial statements filed with such regulatory authorities, the type and concentration of permitted investments for insurers, and the extent and nature of affiliated transactions, including dividends involving insurers. See Item 5 and Note 6 to the Consolidated Financial Statements located in Item 8 of Part II herein for additional information.

	The insurance business is generally exempt from federal anti-trust laws pursuant to the McCarran-Ferguson Act. In recent years legislation has been proposed which would repeal or modify this exemption, the effect of which can not be determined at this time.

	The National Association of Insurance Commissioners (NAIC) has adopted risk based capital (RBC) requirements applicable to property and casualty insurers effective with reporting for 1994. The RBC formula establishes a required statutory surplus level for an insurer based on the risks inherent in its overall operations which are identified as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. The law provides for regulatory responses ranging from requiring a plan of corrective action to placing the insurer under regulatory control for insurers whose surplus is below the prescribed RBC target. The Company's adjusted capital significantly exceeded the authorized control level RBC at December 31, 1994.

	NAIC Insurance Regulatory Information System (IRIS) Ratios are part of the solvency impairment early warning system of the NAIC. They consist of twelve categories of financial data with defined acceptable ranges for each. Companies with ratios outside of the acceptable ranges are selected for closer review by regulators. The Company's IRIS ratios were within acceptable ranges for 1994.

	The Company's operations are subject to examination by insurance regulators at regular intervals. The most recent insurance financial examination was completed for the year ending December 31, 1990 by the Connecticut Insurance Department, the Company's domestic regulator. Similar regulatory procedures govern the Company's U.S. insurance subsidiaries and its foreign subsidiaries. The Connecticut Insurance Department will be conducting a financial examination of the year ended December 31, 1994 during 1995.

	Insurance guaranty fund laws exist in all states which subject insurers to assessments up to prescribed limits for certain obligations of insolvent insurers to their policyholders and claimants. The increase in insolvencies in recent years has resulted in higher assessments against the Company. The Company is permitted to recover a portion of these assessments through premium tax offsets and policy surcharges.

	In the third quarter of 1994, the Company established a reserve of $2.9 million for the rollback obligation plus interest alleged to be payable to California policyholders pursuant to Proposition 103. (Proposition 103 was an initiative passed by California voters in 1988 which required premiums to be rolled back to 20 percent below November 1987 rates.) The Company anticipates that it will be meeting with the California Insurance Department during 1995 to attempt to resolve this obligation. Given the amount the Company has reserved for this matter, any settlement reached with the Insurance Department is not expected to materially affect the Company's future results. See Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Summary of Results of Operations and Developments in Insurance Regulations for additional information concerning Proposition 103 and other insurance regulatory matters.

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

	Customers of the Company, and to a much lesser extent the Company, are subject to various state and federal environmental laws. Although the liabilities imposed by these laws more directly relate to the business operations of the Company's customers, in the course of providing services, and in particular environmental consulting services, which may involve the handling or disposal of hazardous materials of the Company's customers, the Company could become subject to liabilities under such laws. The Company believes that it is unlikely that the nature of its operations will give rise to liabilities under such laws and regulations which will have a material adverse impact on its consolidated results of operations or financial condition.

Other

	The Company and members of its professional and technical staff are subject to a variety of other state, local and foreign licensing and permit requirements and other laws generally applicable to corporations and businesses.

F.      INSURANCE OPERATIONS

Rates

	Rates for the Company's products are developed based upon estimated claim costs, expenses related to the acquisition and servicing of the business, engineering expenses and a profit component. Traditionally, the Company has used boiler and machinery rates that were established by the Insurance Services Office (ISO) and filed in the various jurisdictions within which the Company does business for its direct insurance products. Due to the Company's large market share in the boiler and machinery line of insurance, it has provided the largest weighting in the data used by ISO. Consequently, ISO rates have been reflective of the Company's experience. The Company has also developed its own rates, based on ISO rates, for some of its boiler and machinery products.

	The Company also has utilized rates developed and filed by ISO for its UNITECH product. The Company's loss experience has been only a small factor in the all risk line, and therefore its experience has not meaningfully affected the industry ISO rates.

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

Reinsurance Assumed

	The predominant practice in the insurance industry is to combine several types of insurance coverages into one policy referred to as a package policy. In response to this, the Company has negotiated reinsurance agreements with several large and medium sized multi-line insurance companies to reach the small to mid-size customers that purchase such package policies. To date, more than 100 insurance companies have signed reinsurance agreements with the Company. This business, with the exception of the arrangement with Industrial Risk Insurers discussed below, primarily focuses on small and mid-sized commercial customers. It has consistently been more profitable than the Company's large accounts and offers more opportunity for growth by the Company since boiler and machinery coverage has historically been excluded from commercial package policies.

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

	Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the boiler and machinery department of the reinsured company and provides all boiler and machinery services as if it were part of that organization. The Company retains the right to decline or restrict coverage in the same manner as it does for its own business. In summary, the Company's position as a reinsurer is substantially unchanged from its normal method of doing business except that insurance coverage is written on forms issued through the reinsured company.

	The written premium generated through reinsurance assumed totaled $137.9 million in 1994, representing approximately 41 percent of the Company's net written premium.

	By a wide margin, the Company's largest source of accepted reinsurance is Industrial Risk Insurers (IRI). IRI is a voluntary joint underwriting association funded by 36 members (each of which is a property-casualty insurance company). While the Company provides the largest share of boiler and machinery reinsurance capacity to IRI, there are other IRI members who provide the same coverages. In addition, in recent years IRI has been increasing the amount of boiler and machinery insurance it retains to its own account. The Company assumed $18.5 million of boiler and machinery premiums from IRI in 1994 compared to $23.3 million in 1993.

	The insurance industry generally has been undergoing a period of significant consolidation which, depending on the companies that may be involved in such future activity and other market factors, may impact the level of reinsurance business the Company assumes going forward.

Reinsurance Ceded

	The Company participates in various facultative, quota share and excess of loss reinsurance agreements in support of its insurance operations in order to guard against catastrophic losses and provide competitive policy limits. The Company utilizes two primary treaty reinsurance arrangements. Liability in excess of the Company's retention (which is currently $3 million plus 10 percent of the first $7 million excess of $3 million for most of the Company's business, with limits up to $6 million in certain instances) is first assumed by the Company's primary reinsurance group, made up of large, well-capitalized reinsurance companies. Additional liability in excess of the first reinsurance treaty is covered by an additional reinsurance facility composed of other U.S., U.K. and international reinsurance companies and syndicates and within which the Company maintains a modest retention. In addition, the Company uses facultative reinsurance on certain high exposure risks and has catastrophe reinsurance for aggregate losses greater than a $15 million retention. The Company monitors the financial condition of its reinsurers on an ongoing basis. In the unlikely event that the Company's reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company.

	Unprecedented levels of catastrophic losses in the last few years (such as Hurricane Andrew, two California earthquakes and Midwest floods) have led to a dramatically tightened world-wide reinsurance market. Combined with the Company's own loss experience in prior years, this situation has led to much higher ceded reinsurance costs which has negatively impacted net insurance premiums. The Company has increased its retention to lessen the impact of higher reinsurance costs, which increased 54 percent in 1994 over 1993, however, this could negatively affect future claims levels.

	For additional information on reinsurance, see Note 10 to the Consolidated Financial Statements located in Item 8 of Part
II herein.

Pools and Joint Underwriting Associations

	The Company does not participate to any significant degree in voluntary reinsurance pools of other insurance companies because the Company chooses to insure only those risks which it
has inspected or has the right to inspect.   The Company is
required to participate in certain joint underwriting associations which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable. The unprecedented level of catastrophes in recent years has required the Company to pay higher assessments to such associations.

Claims and Claim Adjustment

	The overwhelming majority of claims are handled by the Company's own claims adjusters. Management believes that this is much more cost-efficient than the retention of independent claims adjusters and that the Company's adjusters are better able to make the connection between loss prevention and loss control.
The Company employs claims adjusters in its various branch offices throughout the country, Canada and the U.K. and also operates a claims department in its home office in Hartford,
Connecticut.   Adjusters in the various branch offices and the
Company's home office are assigned to particular customer groups in order to apply specialized industry knowledge to the adjustment of claims.

	Claims and adjustment expense reserves comprise one of the largest liabilities of the Company. Reserves are established to reflect the Company's estimates of total losses and loss adjustment expenses that will ultimately be paid under direct and assumed insurance contracts. Loss reserves include claims and adjustment expenses on claims that have been reported but not settled and those that have been incurred but not yet reported to the Company. The Company's loss reserve estimates reflect such variables as past loss experience and inflation. In addition, due to the nature of much of the Company's coverages, complex engineering judgments are involved. Subjective judgments are an integral component of the loss reserving process, due to the nature of the variables involved. Previously established loss reserves are regularly adjusted as loss experience develops and new information becomes available. Adjustments to previously established reserves are reflected in the financial statements in the period in which the estimates are changed.

	The normal turnaround time in paying small claims is less than six months. The vast majority of claims are settled within one year and very few remain unsettled two years after the loss occurs. This pattern is skewed in terms of claim dollars (as noted in the schedule on page 6) as it is the larger claims that take longer to settle. Compared to the property-casualty industry as a whole, the Company has a very "short-tail". For this reason, reserve estimates once established generally are not adjusted for the effects of inflation. The Company's claims expenses are based on estimates of the current costs of replacing productive capacity. The Company does not employ discounting techniques in establishing liabilities for claims and claim adjustment expenses.

	For those relatively few claims involving litigation, the Company uses both its in-house law department and outside counsel, depending on the issues, costs, and staffing requirements.

	The table below provides a reconciliation of the beginning and ending reserves for net claims and claim adjustment expenses for the years ended December 31, 1994, 1993 and 1992.

	    RECONCILIATION OF NET LIABILITY FOR
	   CLAIMS AND CLAIM ADJUSTMENT EXPENSES

					 1994     1993     1992
					       (In millions)
Net liability for claims and claim
adjustment expenses at January 1         $171.3   $132.8   $111.4
					 ------   ------   ------

Plus:

Provision for claims and claim adjustment
expenses occurring in the current year    141.7    172.2    146.3

Increase in estimated claims
and claim adjustment expenses arising
in prior years                              1.5     26.9     26.1
					 ------   ------   ------
Total incurred claims and
claim adjustment expenses                 143.2    199.1    172.4
					 ------   ------   ------

Less:

Payment for claims arising in:
Current year                               63.5     60.9     59.8
Prior years                               108.7     99.7     91.2
					 ------   ------   ------

Total payments                            172.2    160.6    151.0
					 ------   ------   ------

Plus:

Full Consolidation of EIG Co. at
December 31, 1994                          19.0      -        -
					 ------   ------   ------
Net liability for claims and claim
adjustment expenses at December 31       $161.3   $171.3   $132.8
					 ======   ======   ======

	The 1994 loss ratio was 42.5 percent compared to 57.1 percent and 50.3 percent for 1993 and 1992, respectively. The improvement in 1994 is largely attributable to the reunderwriting efforts that began in 1993. In 1993 and 1992, adverse development of prior year reserves was attributable to the settlement of certain large losses for which the Company initially determined it would not have liability; the settlement of some outstanding claims for more than was originally anticipated; unusually late notice of loss provided by the insured for several large losses; and reserves established for losses on which the coverage was being contested. At December
31, 1994, the amount recoverable from reinsurers on paid and unpaid claims and adjustment expenses was $44.9 million compared to $44.5 million in 1993 and $39.9 million in 1992.

	The following table shows a reconciliation of the net liability to the gross liability for claims and claim adjustment expenses based on reinsurance recoverable on unpaid losses.

	RECONCILIATION OF NET LIABILITY TO GROSS LIABILITY
	FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

					1994     1993
					  (In millions)

Net liability for claims and claim      $161.3   $171.3
adjustment expenses at December 31

Reinsurance recoverable
on unpaid losses                          38.1     43.1
					------   ------

Gross liability for claims and claim
adjustment expenses at December 31      $199.4   $214.4
					======   ======

     The claim and claim expense reserve runoff table on the following page shows the amounts of the net liability for 1984 through 1994 and the amounts of the gross liability for 1993 and 1994. The ten-year development table for gross liabilities will be constructed progressively, with 1993 as the base year. Within the tables for net and gross liabilities, each column shows the reserve established at each calendar year-end; the cumulative totals for claims payments for that year-end; and reestimated liabilities for both the accident year and all previous years that combined make up that year-end reserve. The redundancy (deficiency) shown on a gross and net basis is a cumulative number for that year and all previous years.

	The net deficiencies in 1992 and 1991 were explained on the previous page. The deficiency in 1990 was attributable to the same factors that contributed to the 1992 and 1991 deficiencies.

	The net redundancies shown for 1985 through 1988 were attributed to the difficulty in estimating claims due to inflationary impacts and business interruption, which became a larger component of claims. The claim reserves established in those years have been favorably settled, adjusted or closed based on the results of claim audits, technical loss analysis, subrogation, settlement with property carriers and the latest available information. The net impact of those favorable settlements was to decrease claims expenses as reported by $10.2 million in 1990 and $28.0 million in 1989.

     RECONCILIATION OF BEGINNING AND ENDING CLAIMS RESERVES
	 AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
		       (In Millions)

			NET RESERVES

YEAR ENDED                     1984     1985    1986     1987     1988     1989     1990*     1991*    1992*    1993*     1994
----------------------------------------------------------------------------------------------------------------------------
Net Liability for Unpaid
 Claims and Claim              $77.5    $99.9   $126.1   $147.5   $157.4   $139.6   $118.2    $115.4   $141.3   $186.7    $161.3
 Adjustment Expenses

Cumulative Amount Paid as of:
End of Year                     -        -        -        -        -        -        -       -        -         -        -
One Year Later                  45.5     51.1     54.9     57.4     78.8     85.6     89.6     93.7    103.5     115.9    -
Two Years Later                 59.3     65.8     73.6     75.9     92.1    104.2    112.9    119.8    140.4     -        -
Three Years Later               65.0     70.6     79.5     74.5     95.5    110.3    124.0    131.8    -         -        -
Four Years Later                67.6     73.3     79.7     75.4     95.4    112.5    131.1    -        -         -        -
Five Years Later                69.0     74.3     80.4     74.5     93.6    118.9    -        -        -         -        -
Six Years Later                 69.9     74.5     79.0     74.2    100.5    -        -        -        -         -        -
Seven Years Later               70.1     74.2     78.8     80.4     -       -        -        -        -         -        -
Eight Years Later               69.8     74.0     84.1     -        -       -        -        -        -         -        -
Nine Years Later                69.6     79.3     -        -        -       -        -        -        -         -        -
Ten Years Later                 74.9     -        -        -        -       -        -        -        -         -        -

Net Liability Reestimated as of:
End of Year                     77.5     99.9    126.1    147.5    157.4    139.6    118.2    115.4    141.3     186.7     161.3
One Year Later                  80.9    104.7    126.4    131.9    129.4    129.4    139.2    142.3    167.5     186.5     -
Two Years Later                 84.3    101.1    115.8    100.4    108.7    127.4    141.6    145.1    174.3     -         -
Three Years Later               85.5     94.7     96.1     86.0    106.8    127.8    140.5    146.4    -         -         -
Four Years Later                83.3     85.9     88.0     83.7    103.0    125.0    141.5    -        -         -         -
Five Years Later                79.6     80.8     86.9     80.8    102.3    125.8    -        -        -         -         -
Six Years Later                 76.6     80.9     83.6     82.0    104.0    -        -        -        -         -         -
Seven Years Later               76.7     80.7     85.7     82.9    -        -        -        -        -         -         -
Eight Years Later               76.5     84.1     86.0     -       -        -        -        -        -         -         -
Nine Years Later                79.9     84.5     -        -       -        -        -        -        -         -         -
Ten Years Later                 80.3     -        -        -       -        -        -        -        -         -         -

Cumulative Redundancy
(Deficiency)                    (2.8)    15.4     40.1     64.6     53.4    13.8     (23.3)   (31.0)   (33.0)      0.2     -

						Gross Reserves

YEAR ENDED                                                                                                      1993      1994
														----      ----

Gross Liability for
 Unpaid Claims and Claim
 Adjustment Expenses                                                                                            $233.3    $199.4

Cumulative Amount Paid as of:
End of Year                                                                                                      -         -
One Year Later                                                                                                   153.5
Gross Liability Reestimated as of:
End of year                                                                                                      233.3     199.4
One year Later                                                                                                   242.6

Cumulative Redundancy
(Deficiency)                                                                                                     (9.3)

*Amounts for these years have been restated to include EIG Co. as though it were 100% owned by the Company in those years.

G.      INVESTMENTS

	Income from the Company's investment portfolio contributes significantly to operating income. Each year there is a significant net inflow of cash from insurance, engineering services and investment operations. In addition, cash flow is affected by the normal maturity of fixed income investments, and the purchase and sale of equity securities.

	The Company's investment strategy continues to be to maximize total return on the investment portfolio over the long term through investment income and capital appreciation.

	    At year-end 1994 the Company had approximately 42 percent of its invested assets in equity securities and 41 percent in fixed maturities. This compares to 57 percent of its invested assets in equity securities and 31 percent in fixed maturities at year end 1993. With the addition of EIG's investments and reductions in equity securities, the mix of the portfolio has shifted to a more even distribution between fixed maturities and equity securities. See "Investment Operations" in the Management's
Discussion and Analysis of Consolidated Financial Condition and
Results of Operations located in Item 7 and Note 7 to
Consolidated Financial Statements in Item 8 of Part II herein for additional information.

	The following table summarizes the investment results of the Company's investment portfolio:

				      Annualized Rate
			 Net Invest-  of Return (2)         Investment
	 Cash and        ment Income  -------------      Gains (Losses) (3)
	 Invested        Less         Before    After    ------------------
	 Assets, Less    Interest     Income    Income               Change in
	 Borrowed Money  Expense (1)  Taxes     Taxes    Realized    Unrealized
	--------------  -----------   -----     ------    --------   ----------
		(In Millions)                                  (In Millions)
1994        $438.2      $24.6         5.6%      4.6%     $ 8.7       $(42.7)
1993         462.6       27.5         6.1       5.3       26.1        (10.3)
1992         464.0       29.5         6.4       5.7       30.8        (23.6)

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

H.      EMPLOYEES

	At year-end 1994, the Company, including its subsidiaries, employed 4,060 people. Of this total, 2,037 were employed by the Company's wholly-owned subsidiary, Radian Corporation; and 205 were employed by the Company's Canadian affiliate, The Boiler Inspection and Insurance Company of Canada. Management believes that its relations with its employees are satisfactory.

Item 2. Properties.

	The Hartford Steam Boiler Inspection and Insurance Company leases approximately 233,145 square feet for its home office at One State Street, Hartford, Connecticut under a long-term capital lease with One State Street Limited Partnership. In addition to its home office facility, the Company leases facilities for its branch offices and subsidiaries throughout the United States, and in a small number of foreign locations. The Company considers the office facilities to be suitable and adequate for its current and anticipated level of operations.

	See Notes 9 and 13 to Consolidated Financial Statements located in Item 8 of Part II herein for additional information.

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

Gordon W. Kreh, 47, Chief Executive Officer since 4/94; President and Director since 9/93; Senior Vice President - Marketing 4/92 - 9/93; President - Engineering Insurance Group 10/89 - 4/92; Vice President 11/84 - 10/89; Assistant Vice President 4/81 - 11/84.

Donald M. Carlton, 57, Executive Vice President since 4/92;
Director since 7/75; President and Chairman of the Board - Radian
Corporation since 1969.

Michael L. Downs, 45, Senior Vice President - Special Risks since
2/94; Managing Director - Engineering Insurance Co., Ltd. 1/91 -
2/94; Second Vice President 7/87 - 1/91; Assistant Vice President
2/85 - 7/87; Assistant Secretary 4/80 - 2/85.

John J. Kelley, 49, Senior Vice President - Commercial Risks since 2/94; Corporate Secretary and Special Assistant to the President 5/87 - 2/94; Assistant Vice President and Special Assistant to the President 9/83 - 5/87; Assistant Vice President 9/79 - 9/83; Assistant Secretary 4/77 - 9/79.

T. Skipwith Lewis, 58, Senior Vice President - Engineering since
3/94; Senior Vice President - Engineering and Claims 11/84 -
3/94; Vice President 11/82 - 11/84; Assistant Vice President
10/81 - 11/82.

R. Kevin Price, 48, Senior Vice President and Corporate Secretary since 2/94; Second Vice President 4/89 - 2/94; Assistant Vice
President 1/84 - 4/89.

Robert C. Walker, 51, General Counsel since 1/95; Senior Vice
President - Claims since 3/94; Associate General Counsel and head of Corporate Litigation Department of United Technologies
Corporation 5/89 - 3/94.

James F. Casey, 38, Vice President and Controller since 1/95;
Second Vice President - Marketing 4/93- 1/95; Assistant Vice
President - Marketing 4/92 - 4/93.


PART II

Item 5. Market for Registrant's Common Equity and Related
	Stockholder Matters.

	The Company's common stock is traded on the New York Stock Exchange under the symbol HSB. As of February 7, 1995, the
Company had 5,763 holders of record.

	Dividends paid by the Company are limited by state insurance regulations. Regulatory approval was required and received by the Company from the Connecticut Insurance Commissioner for the payment of 1994 dividends. Approval from the Insurance
Commissioner is required for dividend distributions within a twelve month period which would exceed the greater of (i) 10 percent of an insurer's statutory surplus or (ii) net income as reported to the regulatory agencies calculated as of the December 31st last preceding. The Company expects to be required to request regulatory approval for the payment of any dividends in 1995. Under statutory accounting practices, $37.9 million of statutory surplus is available for distribution to shareholders in 1995 without prior regulatory approval.

Dividends declared for the 1994 and 1993 fiscal years were as follows:

		    First     Second    Third     Fourth   Year
		    --------------------------------------------
1994                $.53       $.53     $.55      $.55     $2.16

1993                $.53       $.53     $.53      $.53     $2.12

	Quarterly market prices for the registrant's common stock were as follows for the two most recent fiscal years:

		    First     Second    Third    Fourth    Year
		    --------------------------------------------
1994 High           $53 3/8  $49 1/8   $45 7/8   $44 3/8   $53 3/8
1994 Low            $44      $43 3/4   $42 3/4   $36 1/8   $36 1/8

1993 High           $59 1/2  $58       $54 5/8   $49 5/8   $59 1/2
1993 Low            $54 3/8  $52 1/2   $43 3/4   $43 1/4   $43 1/4


Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.

(In millions, except per share data(1))
-------------------------------------------------------------------------------

						 1994      1993      1992      1991      1990
Summary of Statements of Operations

Revenues:
 Insurance premiums                            $ 336.6   $ 349.2   $ 342.9   $ 318.8   $ 296.3
 Net engineering services                        232.1     231.5     231.0     210.3     174.2
 Income from investment operations                34.9      55.4      62.8      70.4      65.5
  Total revenues                                 603.6     636.1     636.7     599.5     536.0

Income before taxes and accounting changes        73.6      16.9      73.4     101.0     110.5
Income taxes                                      21.7       3.8      17.1      27.1      31.8
Income before accounting changes                  51.9      13.1      56.3      73.9      78.7
Income per share before accounting changes         2.54      0.63      2.71      3.53      3.80
Dividends declared per share                       2.16      2.12      2.06      1.90      1.75

Summary of Statements of Financial Position

Total assets                                   $ 905.7   $ 877.9   $ 886.4   $ 843.6   $ 784.6
Long-term borrowings and
 capital lease obligations                        28.4      28.4      28.4      28.5      33.9
Shareholders' equity                             299.5     324.7     374.3     402.8     348.7
 Per share                                        14.67     15.80     18.05     19.16     16.74
 Return on average equity before
  accounting changes                              16.9%      3.7%     14.8%     19.5%     23.5%
Stock price per share:
 High                                           $ 53.38   $ 59.50   $ 59.25   $ 63.75   $ 62.13
 Low                                              36.13     43.25     45.13     46.25     43.50
 Close                                            39.88     44.50     58.38     57.50     48.75
Common shares outstanding
 at end of year (2)                               20.4      20.5      20.7      21.0      20.8

Insurance

Underwriting gain (loss)                        $ 20.7   $ (26.4)    $ 1.8    $ 22.9    $ 40.1
 Loss ratio                                       42.5%     57.1%     50.3%     43.6%     37.1%
 Expense ratio                                    50.5%     50.5%     49.2%     49.2%     49.4%
 Combined ratio (3)                               93.0%    107.6%     99.5%     92.8%     86.5%

Engineering Services

Gross revenues                                 $ 253.6   $ 256.1   $ 264.7   $ 232.1   $ 193.8
Subcontract & equipment resale costs              21.5      24.6      33.7      21.8      19.6
 Net revenues                                    232.1     231.5     231.0     210.3     174.2
Operating gain                                    18.2      11.8      14.7      14.0      11.4
 Gross margin                                      7.2%      4.6%      5.6%      6.0%      5.9%
 Net margin                                        7.9%      5.1%      6.4%      6.7%      6.5%

Investments

Net investment income                           $ 26.2    $ 29.3    $ 32.0    $ 36.5    $ 37.9
Realized investment gains                          8.7      26.1      30.8      33.9      27.6
 Income from investment operations                34.9      55.4      62.8      70.4      65.5

(1) All per share data has been restated to reflect stock splits.

(2) Reflects the repurchase of approximately .1 million shares in 1994, .2 million shares in 1993, and .3 million shares in 1992.

(3) 1994 Combined ratio excludes charge for Proposition 103.




Item 7.  Management's Discussion and Analysis of Financial
	     Condition and Results of Operations.

SUMMARY OF RESULTS OF OPERATIONS

Consolidated Overview (dollar amounts in millions)

For the years ended December 31,       1994     1993     1992
Insurance premium                     $ 336.6  $ 349.2  $ 342.9
Net engineering services revenues       232.1    231.5    231.0
Net investment income                    26.2     29.3     32.0
Realized investment gains                 8.7     26.1     30.8
					------   ------   ------
Total revenues                        $ 603.6  $ 636.1  $ 636.7
					======   ======   ======
Income before cumulative effects
  of changes in accounting            $  51.9  $  13.1  $  56.3
Cumulative effects of changes
  in accounting                           --      (3.6)   (15.1)
					------   ------   ------
Net income                            $  51.9  $   9.5  $  41.2
					======   ======   ======

Net income in 1994 showed significant improvement from the prior two years. The current year's results were driven by higher margins in insurance operations resulting, in part, from the Company's program of reunderwriting its book of business and focusing on more profitable contracts. Engineering services also showed improvement as expense reduction initiatives, begun in 1993, were realized. Overall results in 1993 were negatively impacted by a $20 million restructuring charge, significant strengthening of claims reserves and increased costs of reinsurance.

	Consolidated revenues in 1994 were down 5.1 percent from 1993. Marginal growth in gross premiums, due to selective underwriting, was offset by higher reinsurance costs. Lower net investment income is principally due to a decline in the level of invested assets. In 1994, the Company modified the mix of its investment portfolio to increase its holdings in fixed maturities. Realized gains declined
67 percent from the prior year. Revenues in 1993 were essentially unchanged from 1992.

	In November 1988, California voters passed Proposition 103 requiring premium rollbacks on certain policies then in effect to 20 percent below the rates that were in effect in November 1987. Upon challenge in the courts, the California Supreme Court, in 1989, held that insurers could not be deprived of a fair and reasonable return and subsequently, in 1991, emergency regulations were issued by the regulators which, among other things, defined a "fair and reasonable rate of return." The Company and a number of other insurers successfully challenged the regulations in Los Angeles Superior Court and, in February 1993, the Court issued a decision enjoining the enforcement of the emergency regulations. The decision was appealed to the California Supreme Court, which in August 1994, ruled in favor of the California Insurance Department and upheld the regulations. The Company continues to maintain its position that the rollback formula is constitutionally defective and that a fair rate of return cannot be arbitrarily capped; however, based upon this most recent ruling, the Company established a reserve in the third quarter of $2.9 million. It should be noted that the California Supreme Court decision is the subject of a petition for certiorari presently pending before the United States Supreme Court.

	On December 30, 1994, the Company acquired the remaining 50 percent interest in Engineering Insurance Group (EIG) from General Reinsurance Corporation (Gen Re). EIG is the parent of Engineering Insurance Company Limited, a London based insurer which offers machinery breakdown coverage to business and industry outside the United States and Canada. Concurrent with the acquisition, EIG was incorporated and the Company received all the common shares outstanding of EIG, Co. (the newly formed company) while Gen Re acquired preferred shares with a value of $20 million. The acquisition was accounted for as a purchase and accordingly, the results of operations for all periods presented do not include those of EIG other than for the equity in earnings related to the 50 percent interest previously owned.

	    The effective tax rate for 1994 was 29 percent compared to 22 and 23 percent for 1993 and 1992, respectively. The difference is primarily due to the change in the mix between fully taxable earnings and tax preferred investment income.

INSURANCE OPERATIONS

For the years ended December 31,         1994     1993     1992
Gross earned premium                   $ 381.7  $ 378.5  $ 362.3
Ceded premium                             45.1     29.3     19.4
					 ------   ------   ------
Insurance premium                      $ 336.6  $ 349.2  $ 342.9
Claims and adjustment expenses           143.2    199.1    172.4
Underwriting, acquisition and
  other expenses                         172.7    176.5    168.7
					 ------   ------   ------
Underwriting gain (loss)                $ 20.7  $ (26.4) $   1.8
					 ======   ======   ======

Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company (HSB) and The Boiler Inspection and Insurance Company of Canada (BI&I).

	The marginal growth in gross insurance premiums was largely attributable to the Company's major reunderwriting program, which began in early 1993. The goal of that program was to significantly improve insurance profitability through application of aggressive, sound underwriting principles to both the existing book of business and new business opportunities. The Company's focus on improved risk selectivity and the insistence upon appropriate terms, conditions and pricing, had the anticipated effect of slowing the growth in gross insurance premiums, especially in what continued to be a soft property/casualty market. Overall volume growth was impacted negatively by the reunderwriting effort and only partially offset by price increases. In addition, many customers responded to economic and competitive pressures by selecting programs with higher deductibles to offset the effective price increases. Higher deductibles have contributed to slower premium growth over the past few years.

	    New business growth over the past several years has been largely attributable to growth in the reinsurance assumed book of business. In 1994, 41 percent of the Company's net written premium was derived from assumed reinsurance, up from 38 percent in 1993 and 36 percent in 1992. HSB assumes business from a number of insurance companies and associations with no one ceding entity providing more than 16 percent of the total assumed premium.

	    The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. Unprecedented levels of catastrophic losses in the last few years (such as Hurricane
Andrew, two California earthquakes and Midwest floods) have led to a dramatically tightened world-wide reinsurance market. Combined with HSB's own loss experience in prior years, this situation has led to much higher reinsurance ceded premiums, which has negatively impacted net insurance premiums. In 1994, the Company's reinsurance ceded costs increased 54 percent while gross premiums rose by 1 percent resulting in net insurance premiums decreasing 3.6 percent from 1993. In addition, in order to mitigate the cost of existing excess of loss treaties, in 1994, HSB accepted a higher retention which could affect future claim levels. Facultative reinsurance costs were also higher for the year.

	    Claims and adjustment expenses decreased $55.9 million in 1994 compared with an increase of $26.7 million in 1993. Claim costs in 1994 include $4.8 million of losses relating to the California earthquake. The 1993 claims and adjustment expense includes catastrophic losses of $5.3 million for winter storms and $6.8 million for Midwest floods as well as the previously noted reserve strengthening. In 1992, $15 million of claims and adjustment expenses related to Hurricane Andrew. The components of claims and adjustment expenses, net of reinsurance, were as follows:

					       1994    1993    1992
Provision for claims and adjustment
 expenses occurring in the current year     $ 141.7 $ 172.2 $ 146.3
Change in estimated claims and adjustment
 expenses established in prior years            1.5    26.9    26.1
					      ------  ------  ------
Claims and adjustment expenses              $ 143.2 $ 199.1 $ 172.4
					      ======  ======  ======

The 1994 loss ratio was 42.5 percent compared to 57.1 percent and
50.3 percent for 1993 and 1992, respectively. The improvement in 1994 is largely attributable to the reunderwriting efforts which began in 1993. In 1993 and 1992, adverse development of prior year reserves was attributable to the settlement of certain large losses for which the Company initially determined it would not have liability; the settlement of some outstanding claims for more than was originally anticipated; unusually late notice of loss provided by the insured for several large losses; and reserves established for losses on which the coverage was being contested. At December 31, 1994, the amount recoverable from reinsurers on paid and unpaid claims and adjustment expenses was $44.9 million compared to $44.5 million in 1993 and $39.9 million in 1992.

	Claims and adjustment expense reserves comprise one of the largest liabilities on the Company's Statements of Financial Position. Reserves are established to reflect the Company's estimates of total losses and loss adjustment expenses that will ultimately be paid under direct and assumed insurance contracts. Loss reserves include claims and adjustment expenses on claims that have been reported but not settled and those that have been incurred but not yet reported to the Company. The length of time that reserves are carried on the Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. The majority of risks the Company insures are short-tailed in nature, relative to the property/casualty industry as a whole, meaning they are generally settled shortly after claims are reported. The Company's loss reserve estimates reflect such variables as past loss experience and inflation. In addition, due to the nature of much of the Company's coverages, complex engineering judgments are involved. Subjective judgments are an integral component of the loss reserving process, due to the nature of the variables involved. Previously established loss reserves are regularly adjusted as loss experience develops and new information becomes available. Adjustments to previously established reserves are reflected in the financial statements in the period in which the estimates are changed.

	The insurance industry, in general, is undergoing a significant shake-out and consolidation. Significant merger and acquisition activity has occurred, more has been announced, and still more is anticipated in the future. HSB is positioned to benefit from these changes over the long term due to its strong market position and reinsurance relationships with more than 100 multi-line carriers;
while over the shorter term there is both opportunity and challenge. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted.

	Failures of some insurance companies in recent years have caused increased interest and concern on the part of both the public and regulators. Various state laws require the Company to participate in guaranty associations, which pay policyholders' claims in the event of an insurer's insolvency, and certain joint underwriting associations, which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable. The increase in insurer insolvencies and the unprecedented level of catastrophes in recent years have resulted in higher assessments against the Company from the associations in which it participates.

ENGINEERING SERVICES OPERATIONS

For the years ended December 31,       1994    1993    1992

Net engineering services revenue     $ 232.1 $ 231.5 $ 231.0
Net engineering services expenses      213.9   219.7   216.3
				      ------  ------  ------
Operating gain                       $  18.2 $  11.8 $  14.7
				      ======  ======  ======
Net margin                              7.9%    5.1%    6.4%

Engineering services operations include the results of HSB's and BI&I's engineering services, Radian Corporation, HSB Reliability
Technologies, HSB Professional Loss Control and HSB International.

	Consolidated engineering services operating gain was $18.2 million, a 54.2 percent increase over the 1993 gain of $11.8 million. This also compares favorably to the 1992 gain of $14.7 million. The 1994 gain, a record profit for the Company, was achieved as a result of the cost reduction program which began in 1993, the sales of certain unprofitable business operations and more focus on higher margin business. Net revenues for 1994 were level with 1993 and 1992 while margins increased over the three-year period. Both price and volume remained relatively constant from the prior year.

	Radian Corporation, the Company's environmental services subsidiary, accounted for the majority of the change in engineering services results. In 1994, Radian's results improved as they undertook cost control measures and improved staff utilization. Radian also reduced expenses through consolidation of international offices.

INVESTMENT OPERATIONS

For the years ended December 31,          1994        1993     1992

Net investment income                   $  26.2    $  29.3   $ 32.0
Realized investment gains                   8.7       26.1     30.8
					  ------     ------   ------
Pretax income from investment operations$  34.9    $  55.4   $ 62.8
Total cash and invested assets,           ======     ======   ======
 at fair value                          $ 489.7*   $ 506.0   $517.0**
Net unrealized gains, pre-tax           $  16.5    $  59.2   $ 69.5

 *Includes $63.1 million resulting from the consolidation of EIG,
  Co.
**At December 31, 1992, prior to the adoption of SFAS 115, fixed maturities were carried at amortized cost.

The Company's investment strategy continues to be to maximize total return on the investment portfolio over the long term through investment income and capital appreciation. Net investment income declined 11 percent in 1994 and 8 percent in 1993. The decreases in both years resulted from a lower average investment portfolio as equity holdings were liquidated to meet cash flow requirements. Cash was used to pay dividends, repay debt and to purchase fixed assets and treasury stock. With the addition of EIG, Co.'s investments and reductions in equity securities holdings, the mix of the portfolio has shifted to a more even distribution between fixed maturities and equity securities.

	In 1993, the Company adopted SFAS 115 and determined that all fixed maturities and equity securities are available for sale and, consequently, they are carried at estimated fair value. Prior to 1993, fixed maturities were carried at amortized cost and classified as held to maturity. The Company's investment portfolio continues to consist of high grade investments. At December 31, 1994, the Company's fixed maturities portfolio comprised 41 percent of total invested assets. The credit quality of the Company's bond investments at December 31, 1994, averaged a AA rating. Excluding the bonds held by EIG, Co., 85 percent of the bond portfolio was investment grade (BBB or better). EIG, Co.'s bond holdings consisted of Euro notes and bank bonds with 60 percent of the portfolio rated
A or better and the remainder nonrated. The Company's portfolio does not include any bonds in default as to either principal or interest. Bonds held at December 31, 1994, had an average yield of 7.8 percent and fair value of $135.0 million. Redeemable preferred stocks averaged a BBB rating and had a yield of 8.7 percent. The fair value of these investments was $63.9 million at year end.

	The carrying value of the equity securities portfolio represented 42 percent of total investments at December 31, 1994. The Company recorded $11.8 million of dividends and $6.7 million of net realized gains from this portfolio in 1994. Also included in realized losses in 1994 is $1.5 million in losses on common stocks arising from declines in the realizable value of investments considered to be other than temporary. The Company's largest single holding accounted for less than 1.0 percent of total assets.

LIQUIDITY AND CAPITAL RESOURCES

Balances at December 31,                1994        1993      1992

Total assets                         $ 905.7*    $ 877.9   $ 886.4
Short-term investments                  73.8**      53.8      46.8
Cash                                    12.1         7.3       8.7
Short-term borrowings                   50.9***     42.7      52.2
Shareholders' equity                   299.5       324.7     374.3

*Includes $100.9 million resulting from consolidation of EIG, Co.
**Includes $22.6 million resulting from the consolidation of EIG,
  Co.
***Includes $24.1 million resulting from consolidation of EIG, Co.

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and its insurance and engineering operations, and maintains a highly liquid investment portfolio. The Company manages its cash and short-term investment position to meet its operating expense and claim payment needs. In addition, the Company has capacity to generate liquidity through its short-term commercial paper program. This program has a limit of $75 million. At December 31, 1994, $26.7 million was outstanding. Commercial paper outstanding is primarily used to fund engineering services operations. The Company currently has no significant capital commitments planned for 1995.

	Cash provided from operations was $40.3 million in 1994 compared to $53.3 million in 1993 and $63.3 million in 1992. The decline in cash provided from operations in 1994 is due to lower premiums received, higher paid claims (which relate primarily to claims incurred in prior years), and higher expenses paid. Cash outflows include payments for restructuring initiatives begun late in 1993.

	Cash provided by operating and investing activities was used to pay dividends, repay short-term borrowings, and repurchase Company stock. The Company repurchased 147,486; 229,992 and 350,354 shares of its common stock in 1994, 1993 and 1992, respectively.

	Dividends paid by the Company are limited by state insurance regulations. The current restriction is the greater of 10 percent of statutory surplus or prior year's net income as reported to the regulatory agencies. Currently the Company can pay $37.9 million in dividends in 1995 without requesting regulatory approval. Due to the Company's strong financial position, regulatory approval was received for the payment of 1994 dividends.

	As part of HSB's strategic planning process the Company will assess its capital structure to ensure that appropriate capital is available to grow its core business.

DEVELOPMENTS IN INSURANCE REGULATIONS

	In December 1993, the National Association of Insurance Commissioners (NAIC) adopted the property and casualty risk based capital (RBC) formula. RBC will be used by regulators as an early warning tool to identify insurers with weak or deteriorating financial positions requiring further regulatory attention or the initiation of regulatory action. The RBC formula monitors elements of risk defined as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. Property and casualty insurers are required to report the results of the formula for the first time in their 1994 statutory filings. The Company expects to meet RBC requirements.

	The NAIC is currently working on a model investment law which would provide guidelines for insurers in structuring their investment portfolios. These guidelines are intended to preserve principal, assure diversification as to investment, issuer and credit quality, and promote prudent investment management strategies to ensure companies are positioned to cover reasonably foreseeable contingencies. The guidelines are expected to be effective sometime after 1995.

	Regulator concerns about the consistency and comparability of statutory accounting practices (SAP) has prompted the NAIC to undertake a codification project which will replace prescribed or permitted SAP as the regulatory basis of accounting for insurance companies. Conversion to new statutory accounting standards is expected to be required for years beginning after 1995.


Item 8.  Financial Statements and Supplementary Data.

	    INDEX TO FINANCIAL STATEMENTS AND
	      FINANCIAL STATEMENT SCHEDULES

							Page No.

Report of Independent Accountants

Financial Statements

    Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992.

    Consolidated Statements of Financial Position
    - December 31, 1994 and 1993.

    Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

    Consolidated Statements of Changes in Shareholders'
    Equity for the years ended December 31, 1994, 1993 and 1992.

    Notes to Consolidated Financial Statements.

Schedule    I - Summary of Investments -
	    Other than Investments in Related Parties

Schedule    IV - Reinsurance

Schedule    V - Valuation and Qualifying Accounts

No other schedules are required to be filed herewith pursuant to
Article 7 of Regulation S-X.




REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of The Hartford Steam Boiler Inspection and Insurance Company

	We have audited the consolidated statements of financial position of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1994, which financial statements are listed in the Index to Financial Statements and Financial Statement Schedules (Index) of this Form 10-K. We have also audited the financial statement schedules listed in the Index of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

	As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits, accounting for investments in debt and equity securities, and accounting and reporting for reinsurance during 1993 and its method of accounting for postretirement benefits other than pensions in 1992.

Coopers & Lybrand
Hartford, Connecticut
January 23, 1995




CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, (in millions, except per share data)

				      1994    1993    1992
REVENUES:
 Insurance premiums                  $ 336.6 $ 349.2 $ 342.9
 Net engineering services              232.1   231.5   231.0
 Net investment income                  26.2    29.3    32.0
 Realized investment gains               8.7    26.1    30.8
				      ------  ------  ------
    Total revenues                     603.6   636.1   636.7
				      ------  ------  ------
EXPENSES:
 Claims and adjustment                 143.2   199.1   172.4
 Policy acquisition                     64.7    64.2    64.9
 Underwriting and inspection           105.1   112.3   103.8
 Net engineering services              213.9   219.7   216.3
 Interest                                1.6     1.8     2.5
 Restructuring                           --     20.0     --
 Charge for Proposition 103              2.9     --      --
				      ------  ------  ------
    Total expenses                     531.4   617.1   559.9
Equity in operations of insurance
 association                             1.4    (2.1)   (3.4)
				      ------  ------  ------
INCOME BEFORE TAXES AND CUMULATIVE
   EFFECTS OF CHANGES IN ACCOUNTING     73.6    16.9    73.4
				      ------  ------  ------
INCOME TAXES (BENEFIT):
 Current                                18.7     6.9    18.7
 Deferred                                3.0    (3.1)   (1.6)
				      ------  ------  ------
    Total income taxes                  21.7     3.8    17.1
				      ------  ------  ------

INCOME BEFORE CUMULATIVE EFFECTS
 OF CHANGES IN ACCOUNTING               51.9    13.1    56.3
Cumulative effect of change in
 accounting for postemployment benefits
 (net of income tax of $1.9)             --     (3.6)    --
Cumulative effect of change in
 accounting for postretirement benefits
 other than pensions (net of income
 tax of $7.8)                            --      --    (15.1)
				       ------  ------  ------
NET INCOME                            $ 51.9   $ 9.5  $ 41.2
				       ------  ------  ------
PER COMMON SHARE:
 Income before accounting changes     $  2.54   $0.63  $ 2.71
 Cumulative effects of changes
   in accounting                         --     (0.17)  (0.73)
				       ------  ------  ------
 Net income                            $ 2.54   $0.46  $ 1.98
				       ======  ======  ======
Average shares outstanding              20.5    20.7    20.8

The accompanying notes are an integral part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

At December 31, (in millions, except per share data)

					 1994       1993
ASSETS:
 Cash                                  $ 12.1    $   7.3
 Short-term investments, at cost         73.8       53.8
 Fixed maturities, at fair value
    (cost - $205.2; $146.7)             198.9      154.9
 Equity securities, at fair value
    (cost - $178.7; $236.8)             204.9      290.0
				      -------    -------
    Total cash and invested assets      489.7      506.0
 Insurance premiums receivable           83.1       68.5
 Engineering services receivable         72.1       79.0
 Fixed assets                            64.2       64.3
 Prepaid acquisition costs               35.5       30.0
 Capital lease                           17.5       18.3
 Reinsurance recoverable                 44.9       44.5
 Other assets                            98.7       67.3
				      -------    -------
    Total assets                      $ 905.7    $ 877.9
				      =======    =======

LIABILITIES:
 Unearned insurance premiums          $ 201.3    $ 169.3
 Claims and adjustment expenses         199.4      214.4
 Short-term borrowings                   50.9       42.7
 Long-term borrowings                      .6         .7
 Capital lease                           27.8       27.7
 Deferred income taxes                   (4.6)       6.9
 Dividends payable                       11.2       10.9
 Minority interest                       20.0        --
 Other liabilities                       99.6       80.6
				      -------    -------
    Total liabilities                   606.2      553.2
				      -------    -------
SHAREHOLDERS' EQUITY:
 Common stock (stated value; shares
    authorized 50.0; shares issued 21.3;
    shares outstanding 20.4; 20.5)       10.0       10.0
 Additional paid-in capital              34.0       33.9
 Unrealized investment gains, net of tax 13.9       44.2
 Retained earnings                      288.1      280.4
 Treasury stock, at cost;
     (shares .9; .8)                    (41.9)     (35.7)
 Benefit plans                           (4.6)      (8.1)
				      -------    -------
    Total shareholders' equity          299.5      324.7
				      -------    -------
    Total liabilities and shareholders'
      equity                          $ 905.7    $ 877.9
				      =======    =======
 Shareholders' equity per common share $ 14.67    $ 15.80

The accompanying notes are an integral part of the consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, (in millions)

				      1994     1993     1992
OPERATING ACTIVITIES:
Net income                           $ 51.9   $ 9.5    $ 41.2
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization         23.6     20.6     19.9
 Deferred income taxes                  3.0     (3.1)    (9.3)
 Realized investment gains             (8.7)   (26.1)   (30.8)
 Change in:
  Insurance premiums receivable        (4.3)    (6.5)    (2.5)
  Engineering services receivable       6.9     (7.8)     1.3
  Prepaid acquisition costs            (2.0)     --      (2.1)
  Reinsurance recoverable               3.8     (4.6)   (39.9)
  Unearned insurance premiums           8.5     (1.7)    14.1
  Claims and adjustment expenses      (37.2)    41.7     61.4
  Other                                (5.2)    31.3     10.0
				     ------   ------   ------
 Cash provided by operating activities 40.3     53.3      3.3
				     ------   ------   ------
INVESTING ACTIVITIES:
Fixed asset additions                 (16.8)   (14.3)   (26.2)
Investments:
 Sale (purchase) of short-term
  investments, net                      2.5     (7.2)    (5.1)
 Purchase of fixed maturities         (52.3)   (29.9)   (36.2)
 Proceeds from sale of fixed
  maturities                           13.5      7.1     15.7
 Redemption of fixed maturities        20.5     27.5     21.3
 Purchase of equity securities       (151.1)  (488.5)  (446.1)
 Proceeds from sale of equity
  securities                          216.6    516.2    476.8
 Cash acquired in connection with
  EIG acquisition                        .3      --       --
				     ------   ------   ------
 Cash provided by investing
  activities                           33.2     10.9      0.2
				     ------   ------   ------
FINANCING ACTIVITIES:
Increase (decrease) in short-term
 borrowings, net                      (15.9)    (9.5)     5.2
Repayment of long-term debt             (.1)     (.1)    (5.6)
Dividends paid to shareholders        (43.9)   (43.9)   (42.3)
Repayment of employee stock ownership
 plan debt                             (2.1)    (1.9)    (1.7)
Purchase of treasury stock             (6.7)   (10.2)   (16.4)
				     ------   ------   ------
 Cash used in financing activities    (68.7)   (65.6)   (60.8)
				     ------   ------   ------
 Net increase (decrease) in cash        4.8     (1.4)     2.7
 Cash at beginning of period            7.3      8.7      6.0
				     ------   ------   ------
 Cash at end of period               $ 12.1   $  7.3   $  8.7
				     ======   ======   ======
INTEREST PAID                        $  1.6   $  1.8   $  2.6
				     ------   ------   ------
FEDERAL INCOME TAX PAID              $  7.5   $  3.5   $ 25.8
				     ------   ------   ------

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of EIG through issuance of EIG, Co. preferred stock of $20 million in 1994.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, (in millions)

									       Net
					   Total                          Unrealized
					   Share-            Additional   Investment
					 holders'     Common    Paid-in        Gains    Retained    Treasury   Benefit
					   Equity      Stock    Capital     (Losses)    Earnings       Stock     Plans
BALANCES AT DECEMBER 31, 1991             $ 402.8     $ 10.0     $ 33.0       $ 68.1     $ 316.3     $ (12.7)  $ (11.9)
------------------------------------------------------------------------------------------------------------------------
Net income                                   41.2         --         --           --        41.2          --        --
Dividends declared                          (42.7)        --         --           --       (42.7)         --        --
Change in unrealized investment gains       (16.2)        --         --        (16.2)         --          --        --
Benefit plans                                 4.0         --         .3           --          --          .7       3.0
Exercise of stock options                     1.1         --         .1           --          --         1.0        --
Purchase of treasury stock                  (15.9)        --         --           --          --       (15.9)       --
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1992             $ 374.3     $ 10.0     $ 33.4       $ 51.9     $ 314.8     $ (26.9)   $ (8.9)
------------------------------------------------------------------------------------------------------------------------
Net income                                    9.5         --         --           --         9.5          --        --
Dividends declared                          (43.9)        --         --           --       (43.9)         --        --
Change in unrealized investment gains       (13.0)        --         --        (13.0)         --          --        --
SFAS 115 accounting change                    5.3         --         --          5.3          --          --        --
Benefit plans                                 1.4         --         .2           --          --          .4        .8
Exercise of stock options                      .9         --         .3           --          --          .6        --
Purchase of treasury stock                   (9.8)        --         --           --          --        (9.8)       --
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1993             $ 324.7     $ 10.0     $ 33.9       $ 44.2     $ 280.4     $ (35.7)   $ (8.1)
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                   51.9         --         --           --        51.9          --        --
DIVIDENDS DECLARED                          (44.2)        --         --           --       (44.2)         --        --
CHANGE IN UNREALIZED INVESTMENT GAINS       (30.3)        --         --        (30.3)         --          --        --
BENEFIT PLANS                                 4.0         --         --           --          --          .5       3.5
EXERCISE OF STOCK OPTIONS                      .1         --         .1           --          --          --        --
PURCHASE OF TREASURY STOCK                   (6.7)        --         --           --          --        (6.7)       --
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994             $ 299.5     $ 10.0     $ 34.0       $ 13.9     $ 288.1     $ (41.9)   $ (4.6)
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in millions)

1. Accounting policies

CONSOLIDATION. The accompanying financial statements present the consolidated accounts of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries (collectively, the Company) and are prepared in accordance with generally accepted accounting principles (GAAP). Significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the 1994 presentation.

INSURANCE. Insurance premiums are net of reinsurance ceded and are earned on a pro rata basis over the contract period. The portion of gross insurance premiums not earned at the end of the period is recorded as Unearned insurance premiums on the Consolidated Statements of Financial Position. Unearned ceded premiums are recorded as prepaid premiums and included in Other assets on the Consolidated Statements of Financial Position.

	Prepaid acquisition costs, consisting of commissions and premium taxes, are amortized as the related insurance premiums are earned. All other acquisition costs are charged to operations as incurred.

	Liabilities for claims and adjustment expenses for boiler and machinery, property and other coverages represent estimated reserves on claims and adjustment expenses reported but not yet settled and the cost of claims and adjustment expenses incurred but not yet reported. Reserves for claims and adjustment expenses are gross of amounts recoverable from reinsurers and are reduced for estimated amounts of salvage and subrogation, and deductibles recoverable from customers. The length of time that reserves for claims and adjustment expenses are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. Estimates for these reserves reflect such variables as past loss experience and inflation, and require complex engineering judgments. Due to the nature of the variables involved in the reserving process, subjective judgments are an integral component. Previously estimated reserves are regularly adjusted as loss experience develops and new information becomes available. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. See Note 11. The Company records subrogation when recoverability is probable, such as when a judgment is returned, liability is admitted to or settlement is reached. In previous years, the Company had exposure to environmental loss through participation in certain insurance pools. Those liabilities were settled in early 1994.

	Reinsurance recoverable represents amounts due from reinsurers for paid and unpaid claims and adjustment expenses through ceded reinsurance agreements.

ENGINEERING SERVICES. The Company recognizes the majority of its engineering services revenues as the service is provided, net of related subcontract costs of $21.5, $24.6 and $33.7 million in 1994, 1993 and 1992, respectively. Revenues from contracts are recognized on the percentage-of-completion method; costs on such contracts are included in operations as incurred. Provisions are made for losses on contracts at the time such losses become known.

INVESTMENTS. Short-term investments have a maturity of one year or less and are carried at cost which approximates fair value. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company determined that all fixed maturities and equity securities should be classified as available for sale. Accordingly, these investments are carried at estimated fair value. Estimated fair values of securities classified as available for sale are based principally upon quoted market prices. The adoption of this statement resulted in an increase in the carrying value of fixed maturity investments of $8.2 million and an increase in Shareholders' equity of $5.3 million, net of related deferred taxes at December 31, 1993.

	Investment income is net of investment expenses. Realized investment gains and losses are determined on the basis of specific costs related to those investments sold and are recorded on the trade date. Also included in realized investment gains and losses are losses arising from declines in the realizable value of investments considered to be other than temporary. Unrealized gains and losses on investments classified as available for sale and investments in foreign operations are included net of income tax in Shareholders' equity.

	The carrying values of short-term investments, investment income accrued and securities transactions in the course of settlement approximate their fair value because of the relatively short period of time between origination of the instruments and their expected realization.

INCOME TAXES. Deferred income taxes are provided for unrealized appreciation on fixed maturities and equity securities available for sale, prepaid acquisition costs, certain employee benefit obligations, and other items which are the result of temporary differences in the treatment of such items for tax and financial statement purposes. Deferred tax assets and liabilities are generally determined based on the difference between financial statement and tax bases for certain assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are allowed if future realization is more likely than not.

FIXED ASSETS. Fixed assets are carried at cost less accumulated depreciation. Depreciation is calculated on the basis of estimated useful lives using straight-line and accelerated methods. Upon retirement or replacement, any gain or loss is included in operations.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill is generally amortized over 15 years and other intangible assets over their estimated useful lives. These assets are included in Other assets on the Consolidated Statements of Financial Position and amounted to $22.9 and $3.9 million at December 31, 1994 and 1993, respectively. See Note 3. The Company evaluates the realizability of goodwill based upon projections of non-discounted cash flows of the related subsidiary.

2. Changes in Accounting Principles

	As discussed in Note 1, the Company adopted SFAS 115 in 1993.

	In 1993, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers Accounting for
Postemployment Benefits" with retroactive application to January 1, 1993. The adoption of SFAS 112 resulted in a non-cash, after-tax charge of $3.6 million or $0.17 per share. This charge was recognized as the cumulative effect of a change in accounting in the Consolidated Statements of Operations.

	    In 1993, the Company also adopted Statement of Financial Accounting Standards No. 113 (SFAS 113), "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." All amounts on the Consolidated Statements of Financial Position were reclassified accordingly. The adoption of SFAS 113 had no impact on net income.

	    In 1992, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers Accounting for
Postretirement Benefits Other Than Pensions" with retroactive application to January 1, 1992. Under SFAS 106 the expense for these benefits was $2.7, $2.3 and $2.0 million for 1994, 1993 and 1992, respectively. Prior to 1992 these costs were expensed as claims were paid. See Note 16.

3. Acquisition

	In December 1994, the Company acquired the remaining 50% interest in Engineering Insurance Group (EIG), a partnership which was jointly formed by the Company and General Reinsurance Corporation (Gen Re) in 1988. The partnership is the parent of Engineering Insurance Company Limited, a London-based insurer formed in 1989 principally to offer machinery breakdown coverage to business and industry outside the United States and Canada. Coincident with the December 1994 acquisition, the partnership was incorporated with the Company acquiring all outstanding common shares and Gen Re acquiring preferred shares of the new company, EIG, Co. The Company has accounted for this transaction as a purchase resulting in the recording of assets and liabilities acquired at fair value, and goodwill of $15.9 million, which will be amortized over 15 years. The Company's interest in EIG, Co. has been fully consolidated in the Consolidated Statements of Financial Position at December 31, 1994. Prior to this acquisition, the Company's 50% ownership in EIG had been accounted for under the equity method. Accordingly, the results of operations for all periods presented have been reflected under the caption, "Equity in operations of insurance association," in the Consolidated Statements of Operations.

	The unaudited pro forma condensed consolidated results of operations presented below assume the transaction occurred at the beginning of each period presented:

				   1994     1993     1992

Premiums                         $ 368.6  $ 373.1  $ 357.3
Income before taxes and
 cumulative effect of changes
 in accounting                   $  72.8  $  12.9  $  67.8
Income before cumulative
 effect of changes in
 accounting                      $  52.0  $   9.8  $  51.7
Income per share before
 cumulative effect of changes
 in accounting                   $   2.54 $   0.47  $  2.49

These unaudited pro forma results are not necessarily indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of each period, or of future operations of the combined companies.

Historical results of EIG for the past three years follow:

				   1994     1993     1992

Premiums                         $ 32.0   $ 23.9   $ 14.4
Income (loss) before taxes
 and cumulative effect of
 changes in accounting           $  2.7   $ (4.2)  $ (6.9)

4. Restructuring

	In September of 1993, the Company recorded a $20 million charge for the cost of restructuring its insurance and engineering services businesses. Restructuring costs include severance and other costs related to planned staff reductions and charges related to a realignment of the Company's operations. At December 31, 1994, $1.5 million of restructuring liability remains on the books requiring payments through 1996.

5. Segment Information

	The Company operates three principal businesses -- insurance, engineering services and investments. Revenues, expenses and receivables are shown for these segments in the Company's financial statements. The Company does not allocate assets between business segments because the allocations would be immaterial.

	The Company derives approximately 10 percent of its revenues from contracts with various agencies and departments of the U.S.
government.

	The following presents financial data of the Company based on geographic location:

			       FOR THE YEARS ENDED DECEMBER 31,
			       1994      1993      1992

REVENUES
U.S.                          $ 561.6   $ 595.6   $ 599.7
Non-U.S.                         42.0      40.5      37.0
			       ------    ------    ------
  Total revenues              $ 603.6   $ 636.1   $ 636.7
			       ======    ======    ======

INCOME BEFORE TAXES AND CUMULATIVE EFFECTS OF
CHANGES IN ACCOUNTING
U.S.                          $  69.7   $  18.2   $  74.8
Non-U.S.                          3.9      (1.3)     (1.4)
 Total income before taxes     ------    ------    ------
  and cumulative effects of
  changes in accounting       $  73.6   $  16.9   $  73.4
			       ======    ======    ======
				    AT DECEMBER 31,
				1994      1993      1992
IDENTIFIABLE ASSETS
U.S.                          $ 744.0   $ 807.3   $ 815.4
Non-U.S.                        161.7*     70.6      71.0
			       ------    ------    ------

Total assets                  $ 905.7   $ 877.9   $ 886.4
			       ======    ======    ======

* Includes $100.9 million resulting from consolidation of EIG, Co. See Note 3.

6. Statutory Financial Information

	Annual statements for state insurance regulatory authorities are currently prepared using an accounting method prescribed or permitted by such authorities (statutory basis). Statutory accounting practices (SAP) differ in certain respects from GAAP. With respect to the Company's financial statements, these differences consist primarily of the accounting for prepaid acquisition costs, deferred income taxes, certain non-insurance affiliates and employee benefit plans. At year-end 1994 and 1993, policyholders' surplus on a statutory basis was $238.0 and $259.2 million, respectively. Consolidated statutory net income for 1994, 1993 and 1992 was $38.6, $19.7 and $41.8 million, respectively.

	The Company is currently subject to various regulations that limit the maximum amount of dividends available to shareholders without prior approval of insurance regulatory authorities. Under
SAP, $37.9 million of statutory surplus is available for distribution to shareholders in 1995 without prior regulatory approval.

	In December 1993, the NAIC adopted the property and casualty risk based capital (RBC) formula that will allow regulators to more closely monitor insurers with weak or deteriorating financial positions and take regulatory action under certain conditions. The RBC formula for property and casualty companies monitors elements of risk defined as underwriting risk, invested assets risk, credit risk and off-balance sheet risk. Property and casualty insurers are required to report the results of the formula for the first time in their l994 statutory filings. The Company expects to meet RBC requirements.

7. Investments

INCOME FROM INVESTMENT OPERATIONS

				 1994       1993      1992

Net investment income:
  Short-term interest          $  2.0     $ 1.3     $ 1.8
  Fixed maturities:
   Taxable interest               4.1       3.7       2.3
   Tax exempt interest            2.5       2.1       2.1
   Redeemable preferred dividends 6.4       6.9       8.3
 Equity securities:
   Common dividends               6.7      10.5      10.7
   Non-redeemable preferred
    dividends                     5.1       6.3       6.6
  Other                           2.3       1.0       2.3
			       ------    ------    ------
     Total investment income     29.1      31.8      34.1
     Investment expenses         (2.9)     (2.5)     (2.1)
			       ------    ------    ------
    Net investment income      $ 26.2    $ 29.3    $ 32.0
			       ======    ======    ======
Realized investment gains (losses):
 Fixed maturities:
  Bonds:
   Gains                       $  1.2    $  1.0    $   .5
   Losses                         (.7)      (.6)      (.2)
			       ------    ------    ------
    Net gains                      .5        .4        .3
  Redeemable preferred stocks:
   Gains                          1.7        .6        .6
   Losses                         (.2)      (.4)      (.6)
			       ------    ------    ------
    Net gains                     1.5        .2       --
 Equity securities:
  Common stocks:
   Gains                         19.3      37.3      35.8
   Losses                       (17.3)    (16.0)    (12.1)
			       ------    ------    ------
    Net gains                     2.0      21.3      23.7
  Non-redeemable preferred stocks:
   Gains                          5.0       4.2       6.9
   Losses                         (.3)      --        (.1)
			       ------    ------    ------
    Net gains                     4.7       4.2       6.8
			       ------    ------    ------
     Realized investment gains $  8.7    $ 26.1    $ 30.8
			       ======    ======    ======

Realized investment gains and losses for 1994 included $1.5 million of losses on common stocks arising from declines in the realizable value of investments considered to be other than temporary.

				 1994     1993     1992
UNREALIZED INVESTMENT GAINS,
  NET OF TAX
 Fixed maturities:
  Gains                        $  2.4   $  9.1     n/a*
  Losses                         (8.7)     (.9)    n/a*
			       ------   ------  ------
   Net gains (losses)            (6.3)     8.2     n/a*
 Equity securities:
  Gains                          35.8     59.3  $  75.7
  Losses                         (9.6)    (6.1)    (4.8)
			       ------   ------   ------
   Net gains                     26.2     53.2     70.9
 Foreign exchange                (3.4)    (2.2)    (1.4)
			       ------   ------   ------
   Total unrealized investment
    gains                        16.5     59.2     69.5
Income taxes                     (2.6)   (15.0)   (17.6)
			       ------   ------   ------
   Unrealized investment gains,
    net of tax                 $ 13.9   $ 44.2   $ 51.9
			       ======   ======   ======

*The Company adopted SFAS 115 at December 31, 1993. See Notes 1 and 2.

FIXED MATURITIES

The amortized cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of fixed maturities at December 31 were as follows:

					   1994
			 ----------------------------------------
				   Estimated   Gross      Gross
			 Amortized   Fair   Unrealized Unrealized
Category                    Cost    Value      Gains     Losses
-----------------------------------------------------------------
Redeemable preferred
  stocks                  $  67.0  $ 63.9     $ 1.6      $ 4.7
States and municipalities    49.5    47.8        .7        2.4
Foreign governments          27.5    26.4        .1        1.2
Corporate and other          61.0    60.6        --         .4
U.S. Treasury and agencies     .2      .2        --         --
			   ------   ------     -----     -----
Total fixed maturities    $ 205.2 $ 198.9     $ 2.4      $ 8.7
			   ======   ======     =====     =====

					1993
			 ---------------------------------------
		       Estimated    Gross      Gross
		       Amortized    Fair   Unrealized  Unrealized
Category                  Cost      Value      Gains     Losses
----------------------------------------------------------------
Redeemable preferred
  stocks                  $ 72.3   $ 76.3      $ 4.6      $  .6
States and municipalities   28.9     31.2        2.5         .2
Foreign governments         26.6     28.4        1.8         --
Corporate and other         18.7     18.8         .2         .1
U.S. Treasury and agencies    .2       .2         --         --
			   ------   ------     ------    ------
Total fixed maturities    $146.7   $154.9      $ 9.1      $  .9
			  ======   ======     ======     ======

The amortized cost and estimated fair value of fixed maturities at December 31, 1994 by contractual years-to-maturity follow. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

						  1994
				     ---------------------------
							Estimated
					  Amortized      Fair
Maturity                                      Cost       Value
----------------------------------------------------------------
One year or less                             $  36.6     $  36.6
Over one year through five years                49.1        48.8
Over five years through ten years               47.2        44.8
Over ten years                                  72.3        68.7
					     -------     -------
 Total fixed maturities                      $ 205.2     $ 198.9
					     =======     =======

EQUITY SECURITIES

The cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of equity securities at December 31 were as follows:

					      1994
			  ---------------------------------------
				  Estimated    Gross     Gross
				    Fair    Unrealized Unrealized
			     Cost   Value      Gains    Losses
----------------------------------------------------------------
Common stocks             $ 126.4   $ 153.7     $ 32.7     $ 5.4
Non-redeemable preferred
 stocks                      52.3      51.2        3.1       4.2
			   ------    ------      ------     -----
Total equity securities   $ 178.7   $ 204.9     $ 35.8     $ 9.6
			   ======    ======      ======     =====

					   1993
			  ---------------------------------------
				  Estimated   Gross      Gross
				    Fair    Unrealized Unrealized
			     Cost   Value     Gains     Losses
-----------------------------------------------------------------
Common stocks             $ 163.4   $ 205.7     $ 48.0     $ 5.7
Non-redeemable preferred
 stocks                      73.4      84.3       11.3        .4
			   ------    ------      ------     -----
 Total equity securities  $ 236.8   $ 290.0     $ 59.3     $ 6.1
			   ======    ======      ======     =====

The Company held no derivative financial instruments in its investment portfolio at December 31, 1994 and 1993. The Company sells covered call options, at times, to protect against adverse changes in market values. Premiums received on options written are deferred and recognized as a component of gross realized gains when the option contracts are exercised or expire. During 1994 and 1993, aggregate premiums received by the Company on covered call options amounted to $.5 and $.6 million, respectively. Net gains recognized on sales of underlying instruments amounted to $1.0 and $2.5 million for 1994 and 1993, respectively. Generally the duration of covered call options written by the Company does not exceed thirty days.



8. Engineering Services Receivable

Engineering services receivable is summarized as follows:

					      1994     1993

Amounts billed                              $ 41.0   $ 47.3
Amounts unbilled                              26.0     26.1
Amounts due upon completion of contracts       5.7      6.2
					    ------   ------
					      72.7     79.6
Less reserve for bad debts                     (.6)     (.6)
					    ------   ------
Engineering services receivable             $ 72.1   $ 79.0
					    ======   ======

9. Fixed Assets

Fixed assets are summarized as follows:

					      1994     1993

Land and buildings                          $  7.4   $  7.4
Furniture, equipment and other               123.1    113.9
					    ------   ------
					     130.5    121.3
Less accumulated depreciation                (66.3)   (57.0)
					    ------   ------
Fixed assets                                $ 64.2   $ 64.3
					    ======   ======

10. Reinsurance

The components of net written and net earned insurance premiums were as follows:

				   1994     1993     1992
Written premiums:
 Direct                          $ 251.7  $ 246.1  $ 245.8
 Assumed                           137.9    131.0    125.1
 Ceded                             (49.3)   (32.6)   (19.9)
				  ------   ------   ------
  Net written insurance premiums $ 340.3  $ 344.5  $ 351.0
				  ======   ======   ======
Earned premiums:
 Direct                          $ 242.6  $ 246.9  $ 245.0
 Assumed                           139.1    131.6    117.3
 Ceded                             (45.1)   (29.3)   (19.4)
				  ------   ------   ------
  Net earned insurance premiums  $ 336.6  $ 349.2  $ 342.9
				  ======   ======   ======

The Company writes direct business through agencies and brokerage firms. In addition, the Company assumes boiler and machinery exposures from over 100 insurance companies and several insurance pools. A significant amount of this assumed book is underwritten by the Company. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. In the unlikely event that ceded reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Reinsurance recoverable on unpaid claims and the unearned portion of ceded reinsurance premiums are reported as assets, rather than netted against the related liability accounts. The Company is not party to any contracts which do not comply with the risk transfer provisions of SFAS 113. The Company recorded $31.0 and $43.3 million of reinsurance recoveries as a reduction of its claims and adjustment expenses during the years of 1994 and 1993, respectively. Reinsurance recoverable on paid claims and adjustment expenses was $6.8 and $1.4 million at December 31, 1994 and 1993, respectively.

11. Reconciliation of Net Liability for
    Claims and Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for claims and adjustment expenses, net of reinsurance recoverables.

				       1994     1993     1992
Net liability for claims and
 adjustment expenses at January 1,   $ 171.3  $ 132.8  $ 111.4
				      ------   ------   ------
Plus:
 Provision for claims and adjust-
  ment expenses occurring in the
  current year                         141.7    172.2    146.3
 Increase in estimated claims
  and adjustment expenses arising
  in prior years                         1.5     26.9     26.1
				      ------   ------   ------
  Total incurred claims and
   adjustment expenses                 143.2    199.1    172.4
				      ------   ------   ------
Less:
 Payment for claims arising in:
 Current year                           63.5     60.9     59.8
 Prior years                           108.7     99.7     91.2
				      ------   ------   ------
  Total payments                       172.2    160.6    151.0
				      ------   ------   ------
Plus:
 Full consolidation of EIG, Co.
  at December 31, 1994 (See Note 3)     19.0     --       --
				      ------   ------   ------
 Net liability for claims and
  adjustment expenses at
  December 31,                       $ 161.3  $ 171.3  $ 132.8
				      ======   ======   ======

In 1993 the Company enhanced the evaluation techniques used in its reserving process. This process resulted in significant reserve strengthening in that year. The re-estimation of the 1993 reserve at December 31, 1994 resulted in an increase in the reserve estimate of less than 1 percent of the consolidated reserve balance.

	The 1993 and 1992 claims and adjustment expenses included adverse development of prior years' reserves. The adverse development of the 1992 and 1991 year-end reserves was attributable to the settlement of certain large losses for which the Company initially determined it would not have liability, the settlement of some outstanding claims for more than was originally anticipated, unusually late notice of loss provided by the insured for several large losses, and reserves established for losses on which the coverage is being contested. The adverse development of the 1991 year-end reserve was also impacted by two large December losses.

	A reconciliation of the net liability to the gross liability for claims and adjustment expenses is as follows:

					1994     1993     1992

Net liability for claims and
 adjustment expenses at December 31,  $ 161.3  $ 171.3  $ 132.8
Reinsurance recoverable on unpaid
 claims and adjustment expenses          38.1     43.1     39.9
Gross liability for claims and         ------   ------   ------
 adjustment expenses at December 31,  $ 199.4  $ 214.4  $ 172.7
				       ======   ======   ======

12. Income Taxes

TAX PROVISION

The tax provision (benefit) consists of the following:


			     1994          1993          1992
			 ---------------------------------------
			      % of           % of            % of
			     Pre-tax         Pre-tax         Pre-tax
		     Amount  Income  Amount  Income  Amount  Income
		     -----------------------------------------------

Income before taxes    $ 73.6  100%  $ 16.9  100%   $ 73.4    100%
Tax at statutory rates $ 25.8   35%  $  5.9   35%   $ 25.0     34%
Income taxed
 at foreign rates          .2   --       .1   --        .2    --
Dividends received
 deduction               (4.3)  (6)    (5.7) (34)     (5.6)    (8)
Tax exempt interest       (.7)  (1)     (.7)  (4)      (.7)    (1)
Restructuring              --   --      3.5   21        --     --
Tax credits and other      .7    1       .7    4      (1.8)    (2)
			------  ---   ------  ---    ------    ---
Total income taxes and
 effective tax rate    $ 21.7   29%  $  3.8   22%   $ 17.1     23%
			======  ===   ======  ===    ======    ===


DEFERRED INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:

					 1994      1993
Deferred tax liabilities:
 Deferred acquisition costs           $ (11.7)  $ (10.5)
 Accelerated depreciation                (3.4)     (3.8)
 Pension asset                           (9.9)     (7.7)
 Unrealized investment gains             (6.8)    (20.8)
 Other - net                             (6.6)     (6.1)
				       -------   -------
  Total deferred tax liabilities        (38.4)    (48.9)
Deferred tax assets:
 Benefit plans                         $ 11.2    $ 10.9
 Capital leases                           3.8       3.5
 Unearned premium reserve                12.2      11.9
 Loss reserve discounting                 6.8       8.4
 Restructuring                             .5       2.8
 Other - net                              8.5       4.5
				      -------   -------
  Total deferred tax assets              43.0      42.0
				      -------   -------
   Net deferred tax assets
    (liabilities)                      $  4.6    $ (6.9)
				      =======   =======

At December 31, 1994, no valuation allowance was established as realization of deferred tax assets was determined to be more likely than not through taxable income from prior years available for carryback.

OTHER INFORMATION

Deferred income taxes on the Consolidated Statements of Financial
Position include a provision for taxes on net unrealized investment gains. Federal income tax returns for the years 1993, 1992 and 1991 are open to examination by the Internal Revenue Service. If examined, no significant tax adjustments are anticipated.

13. Leases

The Company leases its home office facility at One State Street under a long-term capital lease with the One State Street Limited Partnership. The lease obligation of $26.1 million was recorded at July 1, 1983 at an interest rate of 15 percent. Accumulated amortization was $8.6 and $7.8 million at December 31, 1994 and 1993, respectively. Terms of the lease require annual payments of approximately $4 million a year through June 30, 2018. In addition, the Company is required to pay over the lease term a proportional share of the facility's variable operating expenses. This amounted to approximately $2.8, $2.9 and $2.9 million for the years ended 1994, 1993 and 1992, respectively.

	The Company owns the One State Street land and leases it to the One State Street Limited Partnership. The Company receives a base rental for the land and a participation in the cash flow of the Partnership. The Company has a right of first refusal should the Partnership decide to sell the facility. If the Company does not exercise its right of first refusal, it will receive 65 percent of the net sale proceeds.

	In addition to its home office facility, the Company leases facilities and certain equipment which are accounted for as operating leases. Lease expenses amounted to $15.1, $14.7 and $14.5 million in 1994, 1993 and 1992, respectively.

	At December 31, 1994, minimum rental commitments under noncancelable leases accounted for as operating leases with initial or remaining terms of more than one year were as follows:

Years ended December 31,
    1995                             $ 13.7
    1996                               13.0
    1997                               11.3
    1998                                9.2
    1999                                7.4
    2000 and thereafter                 9.8
				     ------
    Total                            $ 64.4
				     ======

14. Short-term and Long-term Borrowings

During 1994, the Company borrowed on a short-term basis through its commercial paper program which has a limit of $75 million. Commercial paper outstanding at December 31, 1994 and 1993 was $26.7 and $42.6 million, respectively. Current maturities of long-term debt at December 31, 1994 included $24.1 million recorded as a result of the Company's acquisition of the remaining interest in EIG. See Note 3. This debt matures in 1995 and bears interest at an average rate of 9.4%. Long-term borrowings mature on or before December 31, 2001.

15. Pension Plans

The Company maintains various types of pension plans covering employees of HSB and certain affiliates. The plans are non-contributory and benefits are based upon an employee's years of service and final average pay based upon the highest three out of five years. Vesting occurs after five years of service in compliance with the provisions of the Tax Reform Act of 1986. The Company's funding policy is to contribute an amount necessary to satisfy the minimum requirements under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, plus such additional amounts as the Company determines appropriate.

	The pension expense for the U.S. pension plans was a net credit to earnings for 1994, 1993 and 1992 due to the over-funded status of the primary plan. The components of the credit were as follows:

				   1994     1993     1992

Service cost                      $ 3.6    $ 3.2    $ 3.4
Interest cost                       9.7      9.3      8.6
Return on assets                    6.6     (5.2)    (5.1)
Net amortization and deferral     (22.0)   (11.0)    (9.5)
				  ------   ------   ------
  Net pension credit              $(2.1)   $(3.7)   $(2.6)
				  ======   ======   ======

The following table represents a reconciliation of the U.S. plans funded status and the amounts recognized in the Company's statements of financial position at December 31:

					Funded        Unfunded

				    1994    1993    1994    1993
Actuarial present value of
  benefit obligations:
  Vested benefit obligation        $ 81.7  $ 86.1  $ 20.3  $ 19.6
				   ------  ------  ------  ------
  Accumulated benefit obligation   $ 82.4  $ 86.9  $ 21.6  $ 20.8
				   ------  ------  ------  ------
  Projected benefit obligation     $ 97.0  $108.2  $ 23.0  $ 23.4
Assets available for plan benefits
 (equity securities and fixed income
  investments at fair value)        135.5   147.5     --     --
				   ------  ------  ------  ------
Assets in excess of (less than)
 projected benefit obligation        38.5    39.3   (23.0)  (23.4)
SFAS 87 unamortized net transition
 asset (obligation)                  14.7    16.9    (1.6)   (1.8)
Unrecognized prior service costs     (2.7)   (2.2)   (3.7)   (3.3)
Unrecognized net loss               (11.6)   (8.1)   (4.1)   (7.0)
				   ------  ------  ------  ------
 Unrecognized net asset (liability)    .4     6.6    (9.4)  (12.1)
 Additional liability                 --       --    (3.2)   (5.0)
				   ------  ------  ------  ------
   Net pension asset (liability)   $ 38.1  $ 32.7  $(16.8) $(16.3)
				   ======  ======  ======  ======

Assumptions used for the primary U.S. plan at years ended were as follows:

					  1994     1993     1992
Discount rate                            8.5%     7.5%     8.5%
Long-term rate of return on assets       9.5%     9.5%    10.5%
Rate of increase in future compensation
 levels                                  5.0%     5.5%     6.3%

The benefits payable under the Company's pension plans are based on a combination of years of service and compensation level. Generally, vesting occurs if a plan participant has at least five years of service or meets other criteria. Assets available for plan benefits include approximately $13.4 million of Company stock at December 31, 1994.

16. Postretirement Plans

The Company makes available health care and life insurance benefits for retired employees of The Hartford Steam Boiler Inspection and Insurance Company (HSB) and certain subsidiaries.

	The Company made contributions to the plans in 1994 as claims were incurred. Contributions totaled $2.3, $1.8 and $1.4 million for the years ended December 31, 1994, 1993 and 1992, respectively. At December 31, 1994, 1993 and 1992 these plans were unfunded.
Retirees' contributions to these plans vary, based upon retiree's age, years of service and coverage elected. The Company periodically amends the plan changing the contribution rate of retirees and amounts of coverage.

Components of net periodic postretirement benefit cost were:

				   Years Ended December 31
				   -----------------------
				   1994     1993     1992
Service cost                      $ .3     $ .2     $ .1
Interest cost                      2.2      2.1      1.9
Amortization of unrecognized
  obligations                       .2      --       --
				  -----   -----     -----
Net periodic postretirement
   benefit cost                   $2.7     $2.3     $2.0
				  =====   =====     =====

The following table sets forth the amounts recognized in the Consolidated Statements of Financial Position at December 31, in accordance with SFAS 106:

				  1994       1993
Accumulated postretirement benefit
 obligations for:
  Retirees                      $ 23.6     $ 21.6
  Other fully eligible plan
   participants                    1.2        1.5
  Other active plan
   participants                    4.3        4.7
				 ------     ------
 Total accumulated postretirement
  benefit obligation              29.1       27.8
 Unrecognized net loss            (4.8)      (3.9)
				 ------     ------
Accrued postretirement benefit
 liability                      $ 24.3     $ 23.9
				 ======     ======

The assumptions used to calculate the obligations at December 31, were as follows:

					1994       1993
Weighted average discount rate          8.5%       7.5%
Current year health care cost
 trend rate                            14.0%      16.0%
Ultimate health care cost trend rate    5.5%       6.0%
Number of years to reach ultimate        7          8

The health care cost trend rate assumption has a significant effect on the amount reported. To illustrate, increasing the assumed health care cost trend rates by 1 percent each year would increase the accumulated postretirement benefit obligation as of January 1, 1994 of $29.4 million by approximately $1.9 million and the aggregate of the service and interest cost for the year ended December 31, 1994 by $.1 million.

17. Stock Option Plans

The Company has a Stock Option Plan under which key employees of the Company and its subsidiaries may be granted restricted stock and stock options.

	The Company's restricted stock is an award of common shares that may not be sold or transferred during the restriction period, usually three years, from the date on which the award is granted. During the restriction period, the employee is the registered owner, receives dividends and may vote the restricted shares. Compensation expense is based on the market value of the Company's common stock at the date of grant and is recognized over the period of the restriction. Compensation expense for this plan in 1994, 1993 and 1992 was $2.2, $3.3 and $4.0 million, respectively. The unamortized compensation expense related to this plan is included in Benefit plans as a component of Shareholders' equity. These amounts were $1.4 and $3.0 million in 1994 and 1993, respectively.

	A stock option award under the Company's stock option plan allows for the purchase of the Company's common stock at no less than the market price on the date of grant. Options granted to date are exercisable no earlier than one year after the grant date and expire no more than seven years from the date of grant.
Information with respect to restricted stock and stock options follows:

					   Options Outstanding
				Shares     -------------------
			       Available                Average
			       For Grant     Shares  Option Price
			      ----------   -------------------
Balance, December 31, 1991        54,199    554,394     $ 56.07
			       ---------    -------      -------
Authorized                     1,000,000       --          --
Options granted                 (263,600)   263,600       51.58
Options forfeited (exercised)      7,800    (41,011)      36.51
Restricted stock granted         (47,051)      --          --
			       ---------    -------      -------
Balance, December 31, 1992       751,348    776,983       55.58
			       ---------    -------      -------
Options granted                 (355,400)   355,400       55.39
Options forfeited (exercised)      8,800    (37,283)      40.22
Restricted stock granted         (29,220)      --          --
			       ---------  ---------      -------
Balance, December 31, 1993       375,528  1,095,100       56.03
			       ---------  ---------      -------
Options granted                 (305,250)   305,250       46.31
Options forfeited (exercised)     84,600   (136,800)      49.21
Restricted stock granted         (10,375)      --          --
			       ---------  ---------      -------
Balance, December 31, 1994       144,503  1,263,550     $ 54.42
			       =========  =========      =======

In 1989, the Company established a Restricted Stock Plan for non-employee Directors of the Company. Stock awards are made on the date of the annual meeting to each Director elected or continuing in office. The maximum number of restricted shares which may be granted under the Plan is 20,000 shares of common stock. Under this plan, 1,935, 1,413 and 1,740 shares of restricted stock were granted in 1994, 1993 and 1992, respectively.

18. Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan (ESOP) which is administered through the Hartford Steam Boiler Inspection and Insurance Company Leveraged Employee Stock Ownership Plan Trust (the Trust). In 1985, the Trust borrowed $15 million from commercial lenders at 9.57 percent and purchased 1,142,856 newly issued shares of the Company's common stock (adjusted to reflect stock splits since that date). The loan matures in 1995. The Company guaranteed the loan, and the shares held in the Trust are pledged as collateral. At December 31, 1994, the Trust held approximately 200,000 shares of stock not allocated to employees.

	The loan is reported as a liability, and the cost of unallocated shares related to the ESOP is included under Benefit plans as a component of Shareholders' equity. At December 31, 1994 and 1993, respectively, the ESOP loan was $1.7 and $3.7 million, respectively. The cost of unallocated shares was $1.1, $2.6 and $4.1 million in 1994, 1993 and 1992, respectively.

	Contributions made by the Company, plus the dividends on the unallocated shares held by the Trust, are used to make principal and interest payments of approximately $2.4 million per year over the 10-year term. Shares are allocated to the account of each participant with one or more years of service, based on salary, and become fully vested after five years of service.

Components of the ESOP expense were as follows:

				       1994     1993     1992
Amortization of allocated shares      $ 2.1    $ 1.9    $ 1.8
Interest expense                         .3       .5       .6
Dividends paid on unallocated shares    (.4)     (.7)     (.9)
Proceeds from sale of forfeited shares  (.1)     (.1)     (.1)
				       -----    -----    -----
ESOP expense                          $ 1.9    $ 1.6    $ 1.4
				       =====    =====    =====

19. Stock Purchase Rights

On November 28, 1988, the Board of Directors created and authorized 250,000 shares of Series A Junior Participating Preferred Stock at no par value and declared a dividend distribution of one right for each outstanding share of common stock to shareholders of record on December 8, 1988.

	The rights will separate from the common stock and become exercisable if a person or group acquires ownership of 20 percent or more of the outstanding common stock of the Company, commences a tender or exchange offer to acquire 20 percent or more of the outstanding shares, or if any person or group has become the beneficial owner of an amount of common stock which the Board determines to be substantial and not in the best interest of the shareholders.

    The rights entitle holders to purchase preferred shares at an exercise price of $110 per share. If an acquirer obtains 20 percent or more of the Company's common stock and the Board of Directors determines that such acquisition is not in the best interest of the shareholders, the rights will entitle holders to purchase common shares of the Company at a discount. If the Company is involved in a merger or other transactions in which shares are exchanged, the rights will entitle holders to purchase common shares of the acquirer at a discount.

    The rights expire on November 28, 1998 and may be redeemed by the Company for $.01 per right any time until the tenth business day following public announcement that a 20 percent position has been acquired.



20. Consolidated Quarterly Data (Unaudited)

							  First      Second     Third      Fourth
1994                                                     Quarter     Quarter    Quarter    Quarter     Year
							----------------------------------------------------
Insurance premiums*                                     $ 83.3      $ 84.1     $ 84.3     $ 84.9    $ 336.6
Net engineering services                                  56.2        58.3       57.5       60.1      232.1
Net investment income                                      6.5         6.2        6.4        7.1       26.2
Realized investment gains                                  3.6         2.7        1.8        0.6        8.7
							----------------------------------------------------
  Total revenues                                        $149.6      $151.3    $ 150.0    $ 152.7    $ 603.6
							====================================================
Income before taxes                                     $ 16.2      $ 20.0     $ 17.6     $ 19.8     $ 73.6
Income taxes                                               4.3         5.7        5.3        6.4       21.7
							 ---------------------------------------------------
Net income                                              $ 11.9      $ 14.3     $ 12.3     $ 13.4     $ 51.9
							 ===================================================
Per common share:
  Net income                                              $ .58       $ .70      $ .60      $ .66     $ 2.54
							 ===================================================
  Dividends declared                                      $ .53       $ .53      $ .55      $ .55     $ 2.16
Common stock price ranges:
 High                                                   $53 3/8     $49 1/8   $ 45 7/8   $ 44 3/8   $ 53 3/8
 Low                                                     44          43 3/4     42 3/4     36 1/8     36 1/8
 Close                                                   48 3/4      44 3/4     43 7/8     39 7/8     39 7/8
Shareholders at December 31,                                                                          5,782

							  First      Second     Third      Fourth
1993                                                     Quarter     Quarter    Quarter    Quarter     Year
							----------------------------------------------------
Insurance premiums                                      $ 87.7      $ 88.0     $ 86.3     $ 87.2    $ 349.2
Net engineering services                                  56.8        58.0       59.3       57.4      231.5
Net investment income                                      7.5         7.8        7.3        6.7       29.3
Realized investment gains                                  7.8         7.6        6.5        4.2       26.1
							 --------------------------------------------------
  Total revenues                                       $ 159.8     $ 161.4    $ 159.4    $ 155.5    $ 636.1
							 ==================================================
Income (loss) before taxes and accounting change        $ 24.0       $ 6.1    $ (29.7)    $ 16.5     $ 16.9
Income taxes (benefits)                                    6.2          .6       (7.1)       4.1        3.8
							 --------------------------------------------------
Income (loss) before cumulative effect of
  change in accounting                                    17.8         5.5      (22.6)      12.4       13.1
Cumulative effect of change in accounting                 (3.6)         --         --         --       (3.6)
							  -------------------------------------------------
Net income (loss)                                       $ 14.2       $ 5.5    $ (22.6)    $ 12.4      $ 9.5
							 ==================================================
Per common share:
 Income (loss) before cumulative effect
  of change in accounting                                 $ .86       $ .26    $ (1.09)     $ .60      $ .63
 Cumulative effect of change
  in accounting                                            (.17)         --         --         --       (.17)
							 --------------------------------------------------
 Net income (loss)                                        $ .69       $ .26    $ (1.09)     $ .60      $ .46
							 ==================================================
 Dividends declared                                       $ .53       $ .53      $ .53      $ .53     $ 2.12
Common stock price ranges:
 High                                                   $ 59 1/2    $ 58       $ 54 5/8   $ 49 5/8   $ 59 1/2
 Low                                                      54 3/8      52 1/2     43 3/4     43 1/4     43 1/4
 Close                                                    57 1/4      54 5/8     48 1/2     44 1/2     44 1/2
Shareholders at December 31,                                                                            5,603

*Certain amounts have been reclassified to reflect treatment of commissions on reinsurance treaties.

SCHEDULE I
THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Summary of Investments - Other Than Investments in Related Parties
(in millions)

Column A                                     Column B     Column C     Column D     Column E     Column F     Column G
---------------------------------------      --------     --------     --------     --------     --------     --------
							    1994                                   1993
					     ----------------------------------     ----------------------------------
								       Amount                                 Amount
								       Shown                                  Shown
								       In The                                 In The
							   Market      Balance                    Market      Balance
Type of investment                             Cost        Value       Sheet          Cost        Value       Sheet
----------------------------------------------------------------------------------------------------------------------
Fixed Maturities:

Bonds:
U.S. Goverment and Government Agencies and
 Authorities                                  $0.2         $0.2         $0.2         $0.2         $0.2         $0.2
"States, Municipalities and Political"
 Subdivisions                                 49.5         47.8         47.8         28.9         31.2         31.2
Foreign Governments                           27.5         26.4         26.4         26.6         28.4         28.4
Convertibles and Bonds with Warrants Attached  0.0          0.0          0.0          0.0          0.0          0.0
All Other Bonds                               49.9         49.5         49.5          7.6          7.7          7.7
Mortgage Receivable                           11.1         11.1         11.1         11.1         11.1         11.1
Redeemable Preferred Stocks                   67.0         63.9         63.9         72.3         76.3         76.3
					   ---------------------------------------------------------------------------
Total Fixed Maturities                      $205.2       $198.9       $198.9       $146.7       $154.9        $154.9
					   ---------------------------------------------------------------------------

Equity Securities:

Common Stocks:
Public Utilities                             $16.3        $16.7        $16.7        $47.8        $48.1         $48.1
Banks and Insurance                            6.7          6.9          6.9          6.7          8.1           8.1
Industrial and Other                         103.4        130.1        130.1        108.9        149.5         149.5
Non-Redeemable Preferred Stocks               52.3         51.2         51.2         73.4         84.3          84.3
					   ---------------------------------------------------------------------------
Total Equity Securities                     $178.7       $204.9       $204.9       $236.8       $290.0        $290.0
					   ---------------------------------------------------------------------------

Short Term Investments and Cash:             $85.9        $85.9        $85.9        $61.1        $61.1         $61.1
					   ---------------------------------------------------------------------------
Total Investments                           $469.8       $489.7       $489.7       $444.6       $506.0        $506.0
					   ===========================================================================

Schedule IV
The Hartford Steam Boiler Inspection and Insurance Company
Reinsurance
(in millions)

Column A        Column B       Column C         Column D         Column E       Column F
Insurance       Gross          Ceded to         Assumed          Net            Percentage of
Premiums        Amount         Other            From Other       Amount         Amount Assumed
			       Companies        Companies                       to Net
------------------------------------------------------------------------------------------------

1994
Property and
Liability
Insurance        $242.6         $45.1            $139.1           $336.6           41.3%

1993
Property and
Liability
Insurance        $246.9         $29.3            $131.6           $349.2           37.7%

1992
Property and
Liability
Insurance        $245.0         $19.4            $117.3           $342.9           34.2%


SCHEDULE V
THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Valuation and Qualifying Accounts
(in millions)

Column A                          Column B        Column C      Column D      Column E        Column F
-------------------------------   ------------    ----------    ----------    ------------    ---------

Description                       Balance at      Charged to    Charged to                    Balance
				  Beginning of    Costs and     Other         Deductions      At End of
				  Period          Expenses      Accounts      Describe (a)    Period
-------------------------------------------------------------------------------------------------------

1994
Reserve for Accounts Receivable       $2.1          $2.2          $0.0           $1.2           $3.1

1993
Reserve for Accounts Receivable       $2.4          $2.7          $0.0           $3.0           $2.1

1992
Reserve for Accounts Receivable       $1.3          $1.5          $0.0           $0.4           $2.4

   (a) Engineering Services Receivable written off as uncollectible. Allowance for Assumed Reinsurance Accounts Receivable

Item 9.  Changes in and Disagreements with Accountants on
	     Accounting and Financial Disclosure.

None.

			PART III

Item 10.  Directors and Executive Officers of the Registrant.

	"Nominees for Election to the Board of Directors for Three-Year Term Expiring in 1998" and "Members of the Board of
Directors Continuing in Office" on pages 2-6; and "Security
Ownership of Certain Beneficial Owners and Management" on pages
9-10 of the Company's Proxy Statement dated February 28, 1995 are incorporated herein by reference. Also see page 19 herein.

Item 11.  Executive Compensation.

	"Meetings and Remuneration of the Directors" on pages 6-8, "Human Resources Committee Report on Executive Compensation" on pages 10-13, "Summary Compensation Table" on pages 16-17, "Stock Option and Long-Term Incentive Plan Tables" on pages 18-20, "Retirement Plans" on pages 20-21, "Employment Arrangements" on pages 21-22, "Compensation Committee Interlocks and Insider Participation" on page 22, and "Performance Graph" on page 23 of the Company's Proxy Statement dated February 28, 1995 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

	"Security Ownership of Certain Beneficial Owners and
Management" on pages 9-10 of the Company's Proxy Statement dated
February 28, 1995 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

	"Compensation Committee Interlocks and Insider
Participation" on page 22 of the Company's Proxy Statement dated
February 28, 1995 is incorporated herein by reference.

		       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
	  Reports on Form 8-K.

   (a) The financial statements and schedules listed in the accompanying Index to Financial Statements and Financial
	 Statement Schedules are filed as part of this report.

   (b) Reports on Form 8-K - None filed during the quarter ended December 31, 1994.

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

			    THE HARTFORD STEAM BOILER
			    INSPECTION AND INSURANCE COMPANY
			    (Registrant)


			     By:  /s/ Gordon W. Kreh
				  President and Chief
				  Executive Officer
				  March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	(Signature)                             (Title)

By:/s/  Gordon W. Kreh
    Gordon W. Kreh           President, Chief Executive Officer
	March 30, 1995           and Director

  /s/ James F. Casey         Vice President and Controller
    James F. Casey           (Principal Financial Officer and
    March 30, 1995           Principal Accounting Officer)


(Joel B Alvord)*               Director


(Colin G. Campbell)*           Director


(Donald M. Carlton)*           Director


(Richard G. Dooley)*           Director


(William B. Ellis)*            Director


(E. James Ferland)*            Director


(John A. Powers)*              Director


(Lois Dickson Rice)*           Director


(Paul A. Vatter)*              Director


(John M. Washburn, Jr.)*       Director


(Wilson Wilde)*                Director



*By:  /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     March 30, 1995


INDEX TO EXHIBITS

Exhibit
Number              Description

(3)(i)      Charter of The Hartford Steam Boiler Inspection and
	    Insurance Company, incorporated by reference to Exhibit (3)(a) to registrant's Form 10-K for the year ended December 31, 1990.

(3)(ii)     By-laws of The Hartford Steam Boiler Inspection and
	    Insurance Company amended April 19, 1988, incorporated by reference to Exhibit (3)(ii) to registrant's Form 10-K for the year ended December
	    31, 1993.

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

	    (e)  Pre-Retirement Death Benefit and Supplemental
		 Pension Agreement between the registrant and various executive officers, as amended February
		 1, 1994.*

	    (f) Retirement Plan for Outside Directors, as amended and restated October 24, 1988, incorporated by reference to Exhibit
		 (10)(iii)(e) to registrant's Form 10-K for the year ended December 31, 1993.*

	    (g) The Hartford Steam Boiler Inspection and Insurance Company 1989 Restricted Stock Plan for Non-Employee Directors; as amended and restated November 1, 1991; incorporated by reference to Exhibit (10)(iii)(f) to registrant's Form 10-K for the year ended December 31, 1992. *

	    (h)  The Radian Corporation Supplemental Executive
		 Retirement Plan effective January 1, 1991.*

	    (i) Salary Continuation Agreement between Radian Corporation and Donald M. Carlton dated January 1, 1986; incorporated by reference to Exhibit
		 (10)(iii)(h) to registrant's Form 10-K for the year ended December 31, 1992. *

	    (j) Salary Continuation Agreement between Radian Corporation and Donald M. Carlton dated April 4, 1989; incorporated by reference to Exhibit
		 (10)(iii)(i) to registrant's Form 10-K for the year ended December 31, 1992. *

	    (k) Description of certain arrangements not set forth in any formal documents, as described on pages 6 - 7, with respect to directors' compensation, and on pages 10 - 22, with respect to executive officers' compensation, which pages are incorporated by reference to registrant's Proxy Statement dated February 28, 1995. *

(21)    Subsidiaries of the registrant.

(23)    Consent of experts and counsel -
	consent of Coopers & Lybrand.

(24) Power of attorney.

(27) Financial Data Schedule.

(28) Information from reports furnished to state insurance regulatory authorities. Schedule P of the Consolidated
     Annual Statement of The Hartford Steam Boiler Inspection and
     Insurance Company and its Affiliated Insurers for 1994.
     (Filed under cover of Form SE.)

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.