Form 10-Q
period 1995-03-31
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1995-05-15
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                               OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-13300

   THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
     (Exact name of registrant as specified in its charter)

         CONNECTICUT                             06-0384680
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

P.O. BOX 5024, ONE STATE STREET,
HARTFORD, CONNECTICUT                             06102-5024
(Address of principal executive offices)           (Zip Code)

                         (203)  722-1866
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

The number of shares outstanding of the registrant's common stock without par value, as of April 30, 1995:  20,410,624






   THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                              INDEX



PART I    FINANCIAL INFORMATION                             PAGE

          Consolidated Statements of Operations for the
          Quarters Ended March 31, 1995 and 1994
          (unaudited).....................................    3

          Consolidated Statements of Financial Position as
          of March 31, 1995 (unaudited) and December 31,
          1994............................................    4

          Consolidated Statements of Cash Flow for the
          Three Months Ended March 31, 1995 and 1994
          (unaudited)......................................   5

          Notes to Consolidated Financial Statements.......   6

          Management's Discussion and Analysis of
          Consolidated Financial Condition and Results
          of Operations....................................   7

PART II   OTHER INFORMATION

          Item 6 - Exhibits and Reports on Form 8-K........  12

SIGNATURES.................................................  13





















THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

                                                    Quarter
                                                 Ended March 31
                                                1995            1994
                                              ---------       --------
Revenues:
  Insurance premiums                        $   93.6       $    83.3
  Net engineering services                      61.0            56.2
  Net investment income                          6.8             6.5
  Realized investment gains                      0.2             3.6
                                              -------         -------
     Total revenues                            161.6           149.6
                                              -------         -------
Expenses:
  Claims and adjustment                         37.4            40.8
  Policy acquisition                            18.8            15.4
  Underwriting and inspection                   29.6            24.2
  Net engineering services                      55.3            52.2
  Interest                                       0.6             0.4
                                              -------         -------
     Total expenses                            141.7           133.0
                                              -------         -------

Equity in operations of insurance association    -              (0.4)
                                              -------         -------
Income before taxes and cumulative
  effect of change in accounting principle      19.9            16.2

Income taxes:
  Current                                        5.2             4.3
  Deferred                                       0.7             0.0
                                              -------         -------
    Total income taxes                           5.9             4.3

Net income                                  $   14.0       $    11.9
                                              =======         =======
Net income per share:
    Net income                              $   0.69       $    0.58

Dividends declared per share                $   0.55       $    0.53

Average shares outstanding                      20.4            20.5


See Notes to Consolidated Financial Statements.


THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Financial Position
(In millions, except per share data)

                                             March 31,      December 31,
                                                1995            1994
                                            (Unaudited)
                                            -----------     ------------
Assets:
  Cash                                      $   13.1       $    12.1
  Short-term investments, at cost               85.3            73.8
  Fixed maturities, at fair value
   (cost - $219.9; $205.2)                     219.6           198.9
  Equity securities, at fair value
   (cost - $160.5; $178.7)                     195.2           204.9
  Total cash and invested assets               513.2           489.7

  Insurance premiums receivable                 75.8            83.1
  Engineering services receivable               72.7            72.1
  Fixed assets                                  62.4            64.2
  Prepaid acquisition costs                     35.5            35.5
  Capital lease                                 17.4            17.5
  Reinsurance recoverable                       44.0            44.9
  Other assets                                  93.8            98.7
                                              -------         -------
    Total assets                            $  914.8       $   905.7
                                              =======         =======

Liabilities:
  Unearned insurance premiums               $  202.7       $   201.3
  Claims and adjustment expenses               184.8           199.4
  Short-term borrowings                         56.1            50.9
  Long-term borrowings                           0.6             0.6
  Capital lease                                 27.8            27.8
  Deferred income taxes                          2.6            (4.6)
  Dividends payable                             11.2            11.2
  Minority Interest                             20.0            20.0
  Other liabilities                             97.3            99.6
                                              -------         -------
    Total liabilities                          603.1           606.2
                                              =======         =======
Shareholders' equity:
  Common Stock (stated value; shares authorized
   50.0; shares issued 21.3; shares
   outstanding 20.4; 20.4)                      10.0            10.0
  Additional paid-in capital                    34.0            34.0
  Unrealized investment gains, net of tax       22.8            13.9
  Retained earnings                            290.9           288.1
  Treasury stock, at cost; (shares .9; .9)     (42.1)          (41.9)
  Benefit plans                                 (3.9)           (4.6)
                                              -------         -------
    Total shareholders' equity                 311.7           299.5
                                              =======         =======
Total liabilities and shareholders' equity  $  914.8        $  905.7

Shareholders' equity per share              $  15.27        $  14.67

See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Cash Flows
Unaudited
(In  Millions)
                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                    1994            1993
                                                  --------        --------
Operating Activities:
Net income                                      $   14.0        $   11.9
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                      5.0             4.3
  Deferred  income taxes                             0.7             0.0
  Realized investment gains                         (0.2)           (3.6)
  Change in:
    Insurance premiums receivable                    7.3            12.7
    Engineering services receivable                 (0.6)            5.2
    Prepaid acquisition costs                        0.0             0.8
    Reinsurance recoverable                          0.9            (6.3)
    Unearned insurance premiums                      1.4            (7.8)
    Claims and adjustment expenses                 (14.6)           (3.9)
    Other                                            2.5             2.6
                                                  -------         -------
      Cash provided  by operating activities        16.4            15.9
                                                  -------         -------
Investing Activities:
Fixed asset additions                               (1.6)           (2.3)
Investments:
  Sale (purchase) of short-term investments        (11.5)            3.8
  Purchase of fixed maturities                    (123.1)          (27.2)
  Proceeds from sale of fixed maturities           103.9             1.1
  Redemption of fixed maturities                     4.4             4.9
  Purchase of equity securities                    (35.0)          (55.9)
  Proceeds from sale of equity securities           54.3            75.5
                                                  -------         -------
      Cash used in investment activities            (8.6)           (0.1)
                                                  -------         -------
Financing Activities:
Dividends paid to shareholders                     (11.2)          (10.9)
Increase in short-term borrowings, net               5.2             0.0
Repayment of employee stock ownership plan debt     (0.6)           (0.5)
Purchase of treasury stock                          (0.2)           (3.7)
                                                  -------         -------
      Cash used in financing activities             (6.8)          (15.1)
                                                  -------         -------
  Net increase in cash                               1.0             0.7

  Cash at beginning of period                       12.1             7.3
                                                  -------         -------
  Cash at end of period                         $   13.1        $    8.0
                                                  =======         =======
Interest paid                                   $    0.4        $    0.4
                                                  -------         -------
Federal income tax paid                         $    0.5        $    0.3
                                                  -------         -------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

    The interim financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. These financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1994 Annual Report. Certain prior year amounts have been reclassified to conform with the 1995 presentation.


2. Engineering Insurance Group Acquisition

    The 1994 results include the Company's equity in the Engineering Insurance Group (EIG) partnership in Other assets. In December 1994, the Company acquired the remaining 50 percent interest in EIG from General Reinsurance Corporation (Gen Re). Coincident with the acquisition, the partnership was incorporated with the Company acquiring all outstanding common shares and Gen Re acquiring preferred shares of the new Company, EIG, Co. The 1995 results include EIG, Co. on a fully consolidated basis.








MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
MARCH 31, 1995

RESULTS OF OPERATIONS
- ---------------------
(dollar amounts in millions)
Consolidated Overview
- ---------------------
                                                Quarter Ended
                                                   March 31

                                             1995          1994
Insurance premium                        $   93.6      $   83.3
Net engineering services revenues            61.0          56.2
Net investment income                         6.8           6.5
Realized investment gains                     0.2           3.6
                                           -------       -------
    Total revenues                       $  161.6      $  149.6
Net income                               $   14.0      $   11.9
                                           =======       =======

Net income for the first quarter of 1995 increased 18 percent over the first quarter of 1994. The current year's results were generated through improvements in insurance margins with premium growth and lower claims accounting for the change. First quarter 1994 results included $4.8 million of losses related to the California earthquake. Engineering services margins also improved on a 9 percent growth in revenues, mainly from increased government contract work.

Consolidated revenues in the first quarter of 1995 were up 8 percent from the same quarter in 1994. Insurance premiums increased 12 percent with the EIG acquisition and its full consolidation constituting the largest single component.
Premiums continue to be negatively impacted by rising reinsurance costs. Net investment income increased 5 percent in the current quarter while realized gains were lower. The acquisition and full consolidation of EIG, Co. contributed to the increase in investment income but had no effect on realized gains.

The effective tax rate for the first quarter of 1995 was 30 percent compared to 27 percent for the comparable prior year period. Tax rate fluctuations in 1995 compared to 1994 resulted from significant improvement in insurance and engineering services operating results. This changed the mix of pre-tax income between fully taxable earnings and tax preferred investment income.


Recent Accounting Developments
- ------------------------------
In March 1995, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for fiscal years beginning after December 31, 1995. SFAS 121 requires that entities review long-lived assets, certain intangibles and goodwill for possible impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The SFAS also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of SFAS 121 is not expected to have a material impact on the Company's financial results.


Insurance Operations
- --------------------
Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company, the Boiler Inspection and Insurance Company of Canada and EIG, Co. The 1995 results include EIG, Co. on a fully consolidated basis. The 1994 results include 50 percent of EIG's results recorded as Equity in operations of insurance association.

                                                  Quarter Ended
                                                     March 31

                                               1995          1994
                                              ------        ------
Gross earned premium                        $ 109.6      $   92.8
Ceded premium                                  16.0           9.5
                                              ------        ------
Insurance premium                              93.6          83.3
Claims and adjustment expenses                 37.4          40.8
Underwriting, acquisition and other expenses   48.4          39.6
                                              ------        ------
Underwriting gain                           $   7.8      $    2.9
                                              ======        ======

Insurance premiums in the first quarter of 1995 increased $10.3 million from the first quarter of 1994. This 12 percent increase was attributable to the acquisition and full consolidation of EIG, Co. and also growth in the reinsurance assumed book of business. In the first quarter 1995, reinsurance assumed premiums increased over 7 percent from the comparable period in 1994. While gross earned premiums grew by approximately $17 million, a portion of the gain was offset by higher reinsurance ceded costs. Reinsurance ceded costs increased $6.5 million in the first quarter of 1995 compared to the first quarter of 1994 with rising costs and the acquisition and full consolidation of EIG, Co. accounting for the bulk of the increase. Unprecedented levels of catastrophic losses experienced by the property/casualty industry in recent years as well as HSB's own loss experience have resulted in significantly higher reinsurance ceded costs.

Claims and adjustment expenses decreased $3.4 million or 8 percent in the current quarter compared to the first quarter 1994. The first quarter 1994 results included $4.8 million for losses related to the California earthquake. The 1995 results improved as both frequency and severity showed positive variances to the prior year first quarter. These improvements contributed to a reduction in the loss ratio in the first quarter 1995 compared to the same period in 1994. Gross claims and adjustment expenses for the first quarter 1995 and 1994 were $47.3 million and $58.6 million, respectively.

Underwriting, acquisition and other expenses increased $8.8 million in the current quarter over the first quarter of 1994. This increase was primarily due to the full consolidation of EIG, Co., the increase in acquisition costs associated with the assumed book of business and an increase in employee related expenses.

The components of the combined ratio, were as follows:

                                                Quarter Ended
                                                  March 31

                                             1995          1994

Loss ratio                                  40.0%         49.0%
Expense ratio                               51.1%         47.5%
                                           ------        ------
Combined ratio                              91.1%         96.5%
                                           ======        ======

Engineering Services Operations
- -------------------------------
                                                Quarter Ended
                                                  March 31

                                             1995          1994

Net engineering services revenue           $ 61.0        $ 56.2
Net engineering services expenses            55.3          52.2
                                            ------        ------
Operating gain                             $  5.7        $  4.0
                                            ======        ======
Net margin                                    9.4%          7.1%


Engineering services operations include the results of HSB's and BI&I's engineering services, Radian Corporation, HSB Reliability
Technologies and the Company's other engineering services subsidiaries.

Net engineering services revenues for the first quarter of 1995 increased 9 percent compared to the same period in 1994. The growth in revenues was primarily due to increases generated by Radian Corporation, the Company's environmental services subsidiary, with both the manufacturing sector and government contract work showing marked improvements from the prior year first quarter.

The consolidated engineering services operating gain increased 43 percent in the current quarter from the same period in 1994 as the Company continued to focus on more profitable business. This led to improvement in the net margin as expenses increased only $3.1 million with most of this increase attributable to variable costs associated with the revenue growth.


Investment Operations
- ---------------------
                                                Quarter Ended
                                                  March 31

                                             1995          1994

Net investment income                     $   6.8       $   6.5
Realized investment gains                     0.2           3.6
                                            ------        ------
Pretax income from investment operations  $   7.0       $  10.1
                                            ======        ======

Net investment income increased 5 percent for the first quarter of 1995 compared to the first quarter of 1994. The increase in investment income resulted primarily from a larger level of average invested assets. Invested assets grew as a result of the acquisition and full consolidation of EIG, Co. and also from cash provided by operations. The investment portfolio continues to consist of high grade investments including fixed maturities and equity securities. The shift in the mix of the portfolio from equities to fixed maturities continued in the first quarter of 1995.

Liquidity and Capital Resources
- -------------------------------
                                                Balances at
                                          March 31       December 31
                                            1995            1994
                                          --------       -----------
Total assets                              $ 914.8          $ 905.7
Short-term investments                       85.3             73.8
Cash                                         13.1             12.1
Short-term borrowings                        56.1             50.9
Shareholder's equity                        311.7            299.5


Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. Cash provided from operations was $16.4 million in the first quarter 1995 compared to $15.9 million in the first quarter of 1994. The increase was due to improved cash flow from insurance operations. The Company receives a regular inflow of cash from maturing investments, engineering and insurance operations and maintains a highly liquid investment portfolio. The Company manages its cash and short-term investment position to meet its operating expense and claim payment needs. Net cash provided from operations was used to pay dividends and increase the Company's investment portfolio.

Capital resources consist of shareholders' equity and debt outstanding and represent those funds deployed or available to be deployed to support business operations.

Shareholders' equity of $311.7 million at March 31, 1995 increased by $12.2 million since December 31, 1994, representing an increase in book value per share of $0.60 to $15.27 from $14.67. The increase in book value per share reflects an increase in unrealized gains, net of tax, of $8.9 million during the first three months of 1995, and net income of $14.0 million, offset by dividends of $11.2 million.

At March 31, 1995, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at March 31, 1995 and December 31, 1994 was $36.7 and $26.7 million, respectively. During the first quarter 1995, the Company repaid $5 million of EIG, Co. debt.
The remaining $19 million of EIG, Co. debt, which becomes due in the second quarter of 1995, will likely be refinanced.

The Company currently has no significant capital commitments planned for the remainder of 1995 and beyond.

                   PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits - Exhibit 27, Financial Data Schedule.
     (b) Reports on Form 8-K - Form 8-K filed on January 17, 1995 to report completion of Registrant's purchase from General Reinsurance Corporation of its 50 percent interest in Engineering Insurance Group (EIG), a joint partnership of the Registrant and General Reinsurance Corporation formed in 1988. Form 8-K/A filed on March 15, 1995 as an amendment to such Form 8-K reflecting financial statements of the acquired business.








                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE HARTFORD STEAM BOILER
                              INSPECTION AND INSURANCE COMPANY


Date:  May 15, 1995 By:       /s/ James F. Casey
                              James F. Casey
                              Vice President and Controller

Date:  May 15, 1995 By:       /s/ Robert C. Walker
                              Robert C. Walker
                              Senior Vice President and
                              General Counsel

































