Form 10-Q
period 1995-06-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1995-08-14
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

The number of shares outstanding of the registrant's common stock without par value, as of July 31, 1995: 20,378,348







THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                              INDEX



PART I    FINANCIAL INFORMATION                             PAGE

          Consolidated Statements of Operations for the
          Quarters and Six Months Ended June 30, 1995 and
          1994 (unaudited).................................   3

          Consolidated Statements of Financial Position as of
          June 30, 1995 (unaudited) and December 31, 1994..   4

          Consolidated Statements of Cash Flow for the
          Six Months Ended June 30, 1995 and 1994
          (unaudited)......................................   5

          Notes to Consolidated Financial Statements.......   6

          Management's Discussion and Analysis of
          Consolidated Financial Condition and Results
          of Operations....................................   7

PART II   OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of
          Security Holders.................................  13

          Item 6 - Exhibits and Reports on Form 8-K........  14

SIGNATURES.................................................  15

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

                                              Quarter                        Six Months
                                           Ended June 30                    Ended June 30

                                        1995           1994              1995           1994
Revenues:
  Insurance premiums               $    98.1      $    84.1         $   191.7      $   167.4
  Net engineering services              63.4           58.3             124.4          114.5
  Net investment income                  7.2            6.2              14.0           12.7
  Realized investment gains              1.2            2.7               1.5            6.3
                                   ----------     ----------         ---------      ---------
     Total revenues                    169.9          151.3             331.6          300.9
                                   ----------     ----------         ---------      ---------
Expenses:
  Claims and adjustment                 39.4           36.4              76.8           77.2
  Policy acquisition                    19.4           15.8              38.2           31.3
  Underwriting and inspection           31.1           25.8              60.8           50.0
  Net engineering services              57.4           54.0             112.7          106.3
  Interest                               0.2            0.4               0.8            0.7
                                   ----------     ----------         ---------      ---------
    Total expenses                     147.5          132.4             289.3          265.5
                                   ----------     ----------         ---------      ---------
Equity in operations of insurance
  association                            -              1.1               -              0.7
                                   ----------     ----------         ---------      ---------

Income before taxes                     22.4           20.0              42.3           36.1

Income taxes:
  Current                                7.9            4.7              13.1            8.9
  Deferred                              (1.2)           1.0             (0.5)           1.0
                                   ----------     ----------         ---------      ---------
    Total income taxes                   6.7            5.7              12.6            9.9

Net income                         $    15.7      $    14.3          $   29.7       $   26.2
                                   ==========     ==========         =========      =========
Net income per share:
  Net income                       $    0.77       $   0.70          $   1.45       $   1.28
                                   ==========     ==========         =========      =========
Dividends declared per share       $    0.55       $   0.53          $   1.10       $   1.06

Average shares outstanding              20.4           20.5              20.4           20.5

See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Financial Position
(In millions, except per share data)

                                               June 30,       December 31,
                                                 1995             1994
                                             (Unaudited)
                                              ---------       -----------
Assets:
  Cash                                       $    10.9        $    12.1
  Short-term investments, at cost                 88.1             73.8
  Fixed maturities, at fair value
   (cost - $225.1; $205.2)                       227.9            198.9
  Equity securities, at fair value
   (cost - $159.2; $178.7)                       203.5            204.9
                                              ----------      -----------
  Total cash and invested assets                 530.4            489.7



  Insurance premiums receivable                   89.7             83.1
  Engineering services receivable                 72.7             72.1
  Fixed assets                                    62.0             64.2
  Prepaid acquisition costs                       32.8             35.5
  Capital lease                                   17.2             17.5
  Reinsurance recoverable                         38.9             44.9
  Other assets                                   103.0             98.7
                                              ----------      -----------
    Total assets                             $   946.7        $   905.7
                                              ==========      ===========

Liabilities:
  Unearned insurance premiums                $   206.9        $   201.3
  Claims and adjustment expenses                 184.8            199.4
  Short-term borrowings                           36.2             50.9
  Long-term borrowings                            25.6              0.6
  Capital lease                                   27.8             27.8
  Deferred income taxes                            6.4             (4.6)
  Dividends payable                               11.2             11.2
  Minority Interest                               20.0             20.0
  Other liabilities                              104.6             99.6
                                              ----------      -----------
    Total liabilities                            623.5            606.2
                                              ----------      -----------

Shareholders' equity:
  Common Stock (stated value; shares authorized
    50.0; shares issued 21.3; shares
    outstanding 20.4; 20.4)                       10.0             10.0
  Additional paid-in capital                      33.9             34.0
  Unrealized investment gains, net of tax         31.1             13.9
  Retained earnings                              295.4            288.1
  Treasury stock, at cost; (shares .9; .9)       (43.4)           (41.9)
  Benefit plans                                   (3.8)            (4.6)
                                              ----------      -----------
    Total shareholders' equity                   323.2            299.5
                                              ----------      -----------
 Total liabilities and shareholders' equity  $   946.7        $   905.7
                                              ==========      ===========
    Shareholders' equity per share               15.86            14.67


See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Cash Flows
Unaudited
(In Millions)

                                                   Six Months Ended
                                                       June 30,
                                                 1995            1994
                                              ----------      ----------
Operating Activities:
Net income                                   $    29.7       $    26.2
Adjustments to reconcile net income
  (loss) to cash provided by
  operating activities:
  Depreciation and amortization                   10.2             9.2
  Deferred income taxes                           (0.5)            1.0
  Realized investment gains                       (1.5)           (6.3)

  Change in:
    Insurance premiums receivable                 (6.6)           (2.1)
    Engineering services receivable               (0.6)            6.0
    Prepaid acquisition costs                      2.7             1.1
    Reinsurance recoverable                        6.0             0.8
    Unearned insurance premiums                    5.6            (6.0)
    Claims and adjustment expenses               (14.6)          (18.5)
    Other                                          1.9            (0.3)
                                              ----------      ----------
      Cash provided by operating activities       32.3            11.1
                                              ----------      ----------
Investing Activities:
Fixed asset additions                             (6.2)           (6.6)

Investments:
    Sale (purchase) of short-term investments,
     net                                         (14.3)           18.0
    Purchase of fixed maturities                 (98.9)          (33.1)
    Proceeds from sale of fixed maturities        72.9             2.3
    Redemption of fixed maturities                 5.7             8.5
    Purchase of equity securities                (56.2)          (95.0)
    Proceeds from sale of equity securities       78.8           135.6
                                              ----------      ----------
      Cash provied by (used in) investment
       activities                                (18.2)           29.7
                                              ----------      ----------
Financing Activities:
Dividends paid to shareholders                   (22.6)          (21.8)
Decrease in short-term borrowings, net           (14.7)           (6.5)
Increase in long-term debt                        25.0             0.0
Repayment of employee stock ownership plan debt   (1.0)           (1.0)
Purchase of treasury stock                        (2.0)           (4.8)
                                              ----------      ----------
      Cash used in financing activities          (15.3)          (34.1)
                                              ----------      ----------
  Net increase (decrease) in cash                 (1.2)            6.7

  Cash at beginning of period                     12.1             7.3
                                              ----------      ----------
  Cash at end of period                      $   (10.9)      $    14.0
                                              ==========      ==========
Interest paid                                $     1.8       $     0.7
                                              ----------      ----------
Federal income tax paid                      $     6.4       $     3.0
                                              ----------      ----------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited)

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


2.      Engineering Insurance Group Acquisition

    The 1994 results include the Company's equity in the Engineering Insurance Group (EIG) partnership in Other assets and EIG's results in Equity in operations of insurance association. In December 1994, the Company acquired the remaining 50 percent interest in EIG from General Reinsurance Corporation (Gen Re). Coincident with the acquisition, the partnership was incorporated with the Company acquiring all outstanding common shares and Gen Re acquiring preferred shares of the new Company, EIG, Co. The 1995 results include EIG, Co. on a fully consolidated basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
JUNE 30, 1995

RESULTS OF OPERATIONS
---------------------
(dollar amounts in millions)
Consolidated Overview
---------------------

                                        Quarter Ended          Six Months Ended
                                           June 30                 June 30

                                      1995        1994         1995        1994
                                    -------     -------      -------     -------
Insurance premium                 $   98.1    $   84.1      $ 191.7     $ 167.4
Net engineering services revenues     63.4        58.3        124.4       114.5
Net investment income                  7.2         6.2         14.0        12.7
Realized investment gains              1.2         2.7          1.5         6.3
                                    -------     -------      -------     -------
    Total revenues                $  169.9    $  151.3      $ 331.6     $ 300.9
                                    -------     -------      -------     -------

Net income                        $   15.7    $   14.3      $  29.7     $  26.2
                                    =======     =======      =======     =======

Net income for the second quarter of 1995 increased 10 percent over the second quarter of 1994. The increase was driven by improved underwriting results and higher engineering services margins. Net income for the first six months of 1995 increased 13 percent over the first six months of 1994 with improvements in insurance and engineering results being offset, in part, by lower realized gains.

Consolidated revenues in the second quarter of 1995 were up 12 percent from the same quarter in 1994. Insurance premiums increased 17 percent in the quarter with the EIG acquisition and its full consolidation constituting the largest single component of the increase at $11.0 million. In 1994, EIG, Co. results were presented on the equity method of accounting and, accordingly, were not reflected under the revenue captions. Engineering services revenues increased 9 percent from the second quarter last year with Radian Corporation accounting for most of the gain. Net investment income increased 16 percent in the current quarter while realized gains were lower. Consolidated revenues for the first six months of 1995 increased 10 percent from the same period in 1994 with insurance, engineering services and investments all having positive variances to the prior year.

The effective tax rate for the second quarter and the first six months of 1995 was 30 percent compared to 29 and 27 percent, respectively, for the comparable prior year periods. The tax rate fluctuations resulted from significant improvement in insurance and engineering services operating results. This changes the mix of pre-tax income between fully taxable earnings and tax preferred investment income. The Company continues to make use of tax advantageous investments to minimize the overall effective tax rate.


Recent Accounting Developments
------------------------------
In March 1995, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for fiscal years beginning after December 31, 1995. SFAS 121 requires that entities review long-lived assets, certain intangibles and goodwill for possible impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The SFAS also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of SFAS 121 is not expected to have a material impact on the Company's financial results.


Insurance Operations
--------------------
Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company, the Boiler Inspection and Insurance Company of Canada (BI & I) and EIG, Co. The 1995 results include EIG, Co. on a fully consolidated basis. The 1994 insurance results do not include EIG as their net results were recorded as Equity in operations of insurance association rather than in premium and other income statement accounts.

                                  Quarter Ended               Six Months Ended
                                     June 30                      June 30
                                  -------------               ----------------
                                1995         1994             1995        1994
                              -------      -------          -------     -------
Gross earned premium         $ 114.3     $   94.7          $ 223.9     $ 187.5
Ceded premium                   16.2         10.6             32.2        20.1
                              -------      -------          -------     -------
Insurance premium               98.1         84.1            191.7       167.4
Claims and adjustment expenses  39.4         36.4             76.8        77.2
Underwriting, acquisition
  and other expenses            50.5         41.6             99.0        81.3
                              -------      -------          -------     -------
Underwriting gain            $   8.2     $    6.1          $  15.9     $   8.9
                              =======      =======          =======     =======

Insurance premiums in the second quarter of 1995 increased 17 percent from the second quarter of 1994. This increase was primarily attributable to the acquisition and full consolidation of EIG, Co. and growth in reinsurance assumed business. EIG, Co.'s premiums increased 26 percent in the current quarter compared to the second quarter 1994 and reinsurance assumed premiums increased 22 percent over the same periods. Insurance premiums for the first six months of 1995 increased 15 percent from the comparable 1994 period with EIG, Co. and reinsurance assumed business accounting for the improvement. Reinsurance ceded costs increased 53 percent in the current quarter and 60 percent year to date from the comparable periods in 1994. Most of the additional cost was due to the acquisition and full consolidation of EIG Co. with higher reinsurance treaty costs also contributing to the variance.

Claims and adjustment expenses increased 8 percent in the current quarter compared to the second quarter 1994. This variance was due to the acquisition and full consolidation of EIG, Co. Exclusive of EIG, Co., claims and adjustment expenses decreased 11 percent for the first two quarters of 1995 from the same period in 1994. The loss ratio improved in the current quarter and on a year to date basis compared to the same periods in 1994 as both frequency and severity of claims continued to improve. Claims for the first six months of 1994 reflect losses of $4.8 million for the California earthquake while in 1995 there have been no catastrophic losses to date. Gross claims and adjustment expenses for the first six months of 1995 and 1994 were $85.9 million and $98.0 million, respectively.

Underwriting, acquisition and other expenses increased approximately 21 percent in the current quarter and year to date compared to the same 1994 periods. These increases were primarily due to the acquisition and full consolidation of EIG, Co. and the increase in acquisition costs associated with the assumed book of business.

The components of the combined ratio, were as follows:

                                Quarter Ended         Six Months Ended
                                   June 30                 June 30
                                -------------         ----------------
                              1995         1994*      1995        1994*
                            -------      -------    -------     -------
Loss ratio                   40.2%        43.3%      40.1%       46.1%
Expense ratio                51.0%        49.5%      51.1%       48.6%
                            -------      -------    -------     -------
Combined ratio               91.2%        92.8%      91.2%       94.7%
                            =======      =======    =======     =======

* - 1994 ratios do not include the results of EIG.

Engineering Services Operations
-------------------------------
                                     Quarter Ended         Six Months Ended
                                        June 30                 June 30
                                     -------------         ----------------
                                    1995       1994        1995        1994
                                  -------    -------     -------     -------
Net engineering services revenue  $ 63.4     $ 58.3     $ 124.4     $ 114.5
Net engineering services expenses   57.4       54.0       112.7       106.3
                                  -------    -------     -------     -------
Operating gain                    $  6.0     $  4.3     $  11.7     $   8.2
                                  =======    =======     =======     =======
Net margin                           9.5%       7.4%        9.4%        7.2%

Engineering services operations include the results of HSB's and BI&I's engineering services, Radian Corporation, HSB Reliability
Technologies (HSBRT) and the Company's other engineering services subsidiaries.

Net engineering services revenues continued to show consistent growth as both the second quarter and the first six months of 1995 were up 9 percent from the same periods in 1994. The growth in revenues was primarily due to increases generated by Radian Corporation, the Company's largest engineering and environmental services subsidiary. Radian's increases were achieved through market share advances in the defense, petro/chemical and general manufacturing sectors.

The consolidated engineering services operating gain increased 40 percent in the current quarter and 43 percent on a year to date basis from the same periods in 1994. The single largest component contributing to the increase resulted from the disposition of certain unprofitable operations in late 1994.


Investment Operations
---------------------
                             Quarter Ended           Six Months Ended
                                June 30                  June 30
                             -------------           ----------------
                            1995       1994         1995         1994

Net investment income    $   7.2    $   6.2      $  14.0      $  12.7
Realized investment gains    1.2        2.7          1.5          6.3
                          -------    -------      -------      -------
Pretax income from
  investment operations  $   8.4    $   8.9      $  15.5      $  19.0
                          =======    =======      =======      =======

Net investment income increased 16 percent for the second quarter of 1995 compared to the second quarter of 1994 and 10 percent for the first six months of 1995 from the first six months of 1994. The increase was due to the acquisition and full consolidation of EIG, Co. and from additional cash flow provided from operations. The Company's investment portfolio, including short term investments, fixed maturities and equity securities, increased $41.9 million in the first six months of 1995. Unrealized market gains accounted for $28.0 million of the increase.


Liquidity and Capital Resources
-------------------------------
                                       Balances at
                                 June 30        December 31
                                  1995             1994
Total assets                    $ 946.7          $ 905.7
Short-term investments             88.1             73.8
Cash                               10.9             12.1
Short-term borrowings              36.2             50.9
Shareholder's equity              323.2            299.5


Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. Cash provided from operations was $32.3 million in the first six months of 1995 compared to $11.1 million in the first six months of 1994. The increase over 1994 was due to improved cash flow from insurance and engineering services operations. Cash flow from operations improved primarily through increases in premiums collected and lower claims paid partially offset by higher paid expenses. The Company receives a regular inflow of cash from maturing investments, engineering and insurance operations and maintains a highly liquid investment portfolio. The Company manages its cash and short-term investment position to meet its operating expense and claim payment needs.

Capital resources consist of shareholders' equity and debt outstanding and represent those funds deployed or available to be deployed to support business operations.

Shareholders' equity of $323.2 million at June 30, 1995 increased by $23.7 million since December 31, 1994, representing an increase in book value per share of $1.19 to $15.86 from $14.67. The increase in book value per share reflects an increase in unrealized gains, net of tax, of $17.2 million during the first six months of 1995, and net income of $29.7 million, offset by dividends of $22.5 million.

At June 30, 1995, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at June 30, 1995 and December 31, 1994 was $36.1 and $26.7 million, respectively. During the first six months of 1995, the Company repaid $24.1 million of EIG, Co. debt. In the second quarter of 1995, EIG, Co. issued $25 million of senior notes due May 15, 2000 at an interest rate of 6.83 percent. These notes were placed privately and were guaranteed by HSB. The proceeds of the notes were used to provide additional capitalization for EIG.

The Company currently has no significant capital commitments planned for the remainder of 1995 and beyond.

                   PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

     (a) The Registrant's 1995 Annual Meeting of Stockholders was held on April 18, 1995.

     (b) Proxies were solicited by Registrant's management pursuant to Regulation 14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected for a three-year term.

     (c)  The following matters were voted upon at the Annual
          Meeting with the voting results indicated:

1.   Election of Directors

     Nominee                  Votes For           Withheld

     Colin G. Campbell        16,395,019          631,315
     John A. Powers           16,625,698          400,636
     John M. Washburn, Jr.    16,662,718          363,617

2.   Proposal to Adopt 1995 Stock Option Plan

     Votes For      Against        Abstain        No Vote

     13,298,904     3,185,199      300,267        241,965

3.   Proposal to Amend and Restate Long-Term Incentive Plan

     Votes For      Against        Abstain        No Vote

     14,981,206     1,483,660      319,503        241,965

4.   Appointment of Coopers & Lybrand as Independent Public
     Accountants

     Votes for           Against        Abstain

     16,843,792          100,213        82,330

5.   Stockholder Proposal to Eliminate Classified Board

     Votes For      Against        Abstain        No Vote

     5,195,378      9,627,820      471,711        1,731,425

The total number of shares of the Registrant's Common Stock outstanding on February 8, 1995, the record date, was 20,416,532.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits -

          (3)(ii):       By-laws of The Hartford Steam Boiler
                         Inspection and Insurance Company as
                         amended and restated July 24, 1995.

          (10)(iii):     The Hartford Steam Boiler Inspection and
                         Insurance Company Long-Term Incentive
                         Plan as amended and restated April 18,
                         1995.

                         The Hartford Steam Boiler Inspection and
                         Insurance Company 1995 Stock Option Plan as approved April 18, 1995.

          (27):          Financial Data Schedule.

     (b)  Reports on Form 8-K - None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE HARTFORD STEAM BOILER
                              INSPECTION AND INSURANCE COMPANY


Date:  August 11, 1995   By:  /s/ James F. Casey
                              James F. Casey
                              Vice President and Controller

Date:  August 11, 1995   By:  /s/ Robert C. Walker
                              Robert C. Walker
                              Senior Vice President and
                              General Counsel

                        INDEX TO EXHIBITS

Exhibit No.

3(ii) By-laws of The Hartford Steam Boiler Inspection and Insurance Company as amended and restated July
               24, 1995.

(10)(iii)      The Hartford Steam Boiler Inspection and Insurance
               Company Long-Term Incentive Plan as amended and restated April 18, 1995.

               The Hartford Steam Boiler Inspection and Insurance
               Company 1995 Stock Option Plan as approved April
               18, 1995.

(27)           Financial Data Schedule.