Form 10-Q
period 1995-09-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1995-11-14
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-Q
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                             OR

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------- to -------

Commission File Number 0-13300

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
(Exact name of registrant as specified in its charter)

      CONNECTICUT                              06-0384680
State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

ONE STATE STREET, HARTFORD, CONNECTICUT         06102
(Address of principal executive offices)     (Zip Code)

(203)  722-1866
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

The number of shares outstanding of the registrant's common stock without par value, as of October 31, 1995:  20,334,813

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

INDEX



PART I    FINANCIAL INFORMATION                           PAGE

    Consolidated Statements of Operations for the
    Quarters and Nine Months Ended September 30, 1995
    and 1994 (unaudited).................................   3

    Consolidated Statements of Financial Position as
    of September 30, 1995 (unaudited) and December 31,
    1994................................................    4

    Consolidated Statements of Cash Flow for the
    Nine Months Ended September 30, 1995 and 1994
    (unaudited).........................................    5

    Notes to Consolidated Financial Statements..........    6

    Management's Discussion and Analysis of
    Consolidated Financial Condition and Results
    of Operations.......................................    8

PART II	OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K...........   14

SIGNATURES..............................................   15

Part I.  Financial Information

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

					                                  Quarter                  Nine Months
                             	   Ended September 30        Ended September 30

				                               1995          1994         1995         1994
				                             -------       -------      -------      -------
Revenues:
  Insurance premiums             $  98.3       $  84.3      $ 290.0      $ 251.7
  Net engineering services          65.9          57.5        190.3        172.0
  Net investment income              6.5           6.4         20.5         19.1
  Realized investment gains          1.0           1.8          2.5          8.2
				                             -------       -------      -------      -------
     Total revenues                171.7         150.0        503.3        451.0
                            				 -------       -------      -------      -------
Expenses:
  Claims and adjustment             38.0          33.8        114.8        111.0
  Policy acquisition                20.3          16.2         58.5         47.5
  Underwriting and inspection       29.6          26.8         90.4         76.9
  Net engineering services          60.3          52.6        173.0        158.8
  Interest                           0.4           0.4          1.2          1.2
  Charge for Proposition 103        -              2.9         -             2.9
                            				 -------       -------      -------      -------
     Total expenses                148.6         132.7        437.9        398.3
                                 -------       -------      -------      -------
Equity in operations of insurance
  association                       -              0.4         -             1.1
				                             -------       -------      -------      -------
Income before taxes                 23.1          17.7         65.4         53.8

Income taxes:
    Current                          6.1           3.8         19.2         12.7
    Deferred                         0.7           1.6          0.2          2.6
                            				 -------       -------      -------      -------
	 Total income taxes                 6.8           5.4         19.4         15.3

Net income                       $  16.3       $  12.3      $  46.0      $  38.5
                            				 =======       =======      =======      =======

Net income per share             $  0.80       $  0.60      $  2.25      $  1.88
                            				 =======       =======      =======      =======
Dividends declared per share     $  0.57       $  0.55      $  1.67      $  1.61

Average shares outstanding          20.4          20.5         20.4         20.5

  See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Financial Position
(In millions, except per share data)

						                                    September 30,   December 31,
						                                        1995            1994
						                                    (Unaudited)
						                                    ------------    ------------
Assets:
	Cash                                     $       6.4     $       12.1
	Short-term investments, at cost                112.5             73.8
	Fixed maturities, at fair value
	  (cost - $236.7; $205.2)                      240.8            198.9
	Equity securities, at fair value
	  (cost - $151.7; $178.7)                      204.5            204.9
						                                     -----------     -----------
	  Total cash and invested assets               564.2            489.7



	Insurance premiums receivable                   78.4             83.1
	Engineering services receivable                 69.8             72.1
	Fixed assets                                    60.6             64.2
	Prepaid acquisition costs                       33.3             35.5
	Capital lease                                   17.0             17.5
	Reinsurance recoverable                         33.5             44.9
	Other assets                                   105.4             98.7
						                                     -----------      ----------
	  Total assets                            $    962.2       $    905.7
                                           ===========      ==========
Liabilities:
	Unearned insurance premiums               $    207.6       $    201.3
	Claims and adjustment expenses                 180.8            199.4
	Short-term borrowings                           42.8             50.9
	Long-term borrowings                            25.5              0.6
	Capital lease                                   27.8             27.8
	Deferred income taxes                            9.4             (4.6)
	Dividends payable                               11.6             11.2
	Minority Interest                               20.0             20.0
	Other liabilities                              103.7             99.6
						                                      -----------     ----------
	  Total liabilities                            629.2            606.2
								                                    -----------     ----------
Shareholders' equity:
	Common Stock (stated value; shares authorized
	  50.0; shares issued 21.3; shares
	  outstanding 20.4; 20.4)                       10.0             10.0
	  Additional paid-in capital                    33.9             34.0
	Unrealized investment gains, net of tax         36.4             13.9
	Retained earnings                              300.1            288.1
	Treasury stock, at cost; (shares 1.0; .9)      (44.4)           (41.9)
	Benefit plans                                   (3.0)            (4.6)
						                                      -----------      ----------
	 Total shareholders' equity                    333.0            299.5
                                  						    -----------      ----------
  Total liabilities and shareholders' equity $  962.2        $   905.7
						                                      ============     ==========
	 Shareholders' equity per share                 16.36            14.67

See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Cash Flows
Unaudited
(In  Millions)

                                                 					 		Nine Months Ended
                                                							    September 30,
						                                                  1995             1994
						                                             ------------       ----------
Operating Activities:
Net income                                        $      46.0        $     38.5
Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization                         14.6              15.8
   Deferred income taxes                                  0.2               2.6
   Realized investment gains                             (2.5)             (8.2)
   Change in:
      Insurance premiums receivable                       4.7               5.7
      Engineering services receivable                     2.3               6.7
      Prepaid acquisition costs                           2.2              (0.6)
      Reinsurance recoverable                            11.4               7.1
      Unearned insurance premiums                         6.3              (3.7)
      Claims and adjustment expenses                    (18.6)            (27.3)
      Other                                              (1.7)             (5.5)
						                                             ------------       ----------
	 Cash provided by operating activities                  64.9              31.1
	                                           					  ------------       ----------
Investing Activities:
Fixed asset additions                                    (8.2)             (9.8)

Investments:
   Purchase of short-term investments, net              (38.6)            (13.1)
   Purchase of fixed maturities                        (134.2)            (33.1)
   Proceeds from sale of fixed maturities                88.2               3.8
   Redemption of fixed maturities                        13.1              12.4
   Purchase of equity securities                        (77.1)           (119.7)
   Proceeds from sale of equity securities              107.7             178.6
                                            						  ------------       ---------
	 Cash provided by (used in) investment
	    activities                                         (49.1)             19.1
						                                              ------------       ---------
Financing Activities:
Dividends paid to shareholders                          (33.7)            (32.6)
Decrease in short-term borrowings, net                   (8.1)            (11.6)
Increase in long-term debt                               25.0               0.0
Repayment of long-term debt                              (0.1)             (0.1)
Repayment of employee stock ownership plan debt          (1.6)             (1.5)
Purchase of treasury stock                               (3.0)             (5.0)
						                                              ------------        --------
Cash used in financing activities                       (21.5)            (50.8)
                                            						  ------------       ---------
   Net decrease in cash                                  (5.7)             (0.6)

   Cash at beginning of period                           12.1               7.3
                                            						  ------------       ---------
   Cash at end of period                            $     6.4          $    6.7
						                                              ============       =========
Interest paid                                       $     3.2          $    3.0
                                            						  ------------       ---------
Federal income tax paid                             $    14.7          $    4.8
                                            						  ------------       ---------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      General

The interim financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1994 Annual Report. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

2.      Engineering Insurance Group Acquisition

In December 1994, the Company acquired the remaining
50 percent interest in Engineering Insurance Group (EIG) from General Reinsurance Corporation (Gen Re). Coincident with the acquisition, the partnership was incorporated with the Company acquiring all outstanding common shares and Gen Re acquiring preferred shares of the new Company, EIG, Co. The 1994 Consolidated Statement of Operations includes EIG's results in Equity in operations of insurance association. The Company's equity in EIG, Co. was fully consolidated at December 31,1994 in the Consolidated Statement of Financial Position. The 1995 amounts include EIG, Co. on a fully consolidated basis.

3.      Radian Corporation Joint Venture

On October 23, 1995, HSB and The Dow Chemical Company (Dow) announced plans for two of their wholly owned subsidiaries to form a new company, tentatively named Dow Radian LLC (Limited
Liability Company), which will provide environmental, information technology, and strategic chemical management services to industries and government worldwide.

The new company, consisting of assets contributed by Dow
Environmental Inc. (DEI) and Radian Corporation, will be headquartered in Austin, TX. Dow Radian will integrate the engineering and environmental strengths of Radian and DEI, and DEI's access to the chemical industry process technology of Dow to provide a wide range of process and environmental systems and services to global customers.

According to the terms of the agreement in principle, the ownership of Dow Radian will be 60 percent Dow and 40 percent HSB, via the wholly owned subsidiaries of each company. Plans call for the transaction to be completed at or near year end subject to the completion of due diligence.

4.      Industrial Risk Insurers

Effective December 1, 1995 the Company will increase its participation in Industrial Risk Insurers (IRI) from approximately
0.05 percent to 14 percent. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. The increased participation will result in approximately $50 million to $60 million in additional revenue to HSB in 1996 with minimal impact on earnings in the near term.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SEPTEMBER 30, 1995

RESULTS OF OPERATIONS
---------------------
(dollar amounts in millions)

Consolidated Overview
---------------------

                               		  			Quarter Ended         Nine Months Ended
                                 					 September 30            September 30
                                  --------------------     --------------------
                             	        1995       1994         1995        1994
                           			    --------    --------     --------    --------

Insurance premium                 $   98.3    $   84.3     $  290.0    $  251.7
Net engineering services revenues     65.9        57.5        190.3       172.0
Net investment income                  6.5         6.4         20.5        19.1
Realized investment gains              1.0         1.8          2.5         8.2
				                              --------    --------     --------    --------
    Total revenues                $  171.7    $  150.0     $  503.3    $  451.0
				                              --------    --------     --------    --------
Net income                        $   16.3    $   12.3     $   46.0    $   38.5
				                              ========    ========     ========    ========

Net income for the third quarter of 1995 increased 33 percent over the third quarter of 1994. The increase was achieved through improvements in both underwriting and engineering services results. Net income for the first nine months of 1995 increased 19 percent over the first nine months of 1994 with improvements in insurance and engineering results being offset, in part, by lower realized gains. The 1994 results were impacted by a $2.9 million charge for California proposition 103.

Consolidated revenues in the third quarter of 1995 were up
14 percent from the same quarter in 1994. Insurance premiums increased 17 percent in the quarter. In 1994, EIG, Co. results were presented on the equity method of accounting and, accordingly, were not reflected under the revenue captions. If EIG had been 100 percent owned and fully consolidated in 1994, premiums would have increased by 6 percent in the current quarter. Engineering services revenues increased 15 percent from the third quarter last year with Radian Corporation accounting for most of the gain.
Net investment income increased 2 percent in the current quarter while realized gains were lower. Consolidated revenues for the first nine months of 1995 increased 12 percent from the same period in 1994 with insurance, engineering services and investments all having positive variances to the prior year. The acquisition and full consolidation of EIG accounted for more than half of the increase.

The effective tax rate for the third quarter and the first nine months of 1995 was 29 percent and 30 percent, respectively, compared to 31 and 28 percent, respectively, for the comparable prior year periods. The year to date tax rate fluctuations resulted from improvement in insurance and engineering services operating results. This changes the mix of pre-tax income between fully taxable earnings and tax preferred investment income. The Company continues to manage its use of tax advantageous investments to maximize after tax investment earnings.


Recent Accounting Developments
------------------------------
In March 1995, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective for fiscal years beginning after December 31, 1995. SFAS 121 requires that entities review long-lived assets, certain intangibles and goodwill for possible impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The SFAS also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of SFAS 121 is not expected to have a material impact on the Company's financial results or position.

In October 1995, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" effective for fiscal years beginning after December 15, 1995. SFAS 123 allows entities to adopt the fair value based method of accounting for stock compensation or continue under the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting in this Statement had been applied. The Company has not yet determined which approach under the provisions of SFAS 123 will be adopted.

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

                            				 Quarter Ended            Nine Months Ended
				                              September 30               September 30
				                            ---------------           -----------------
			                            1995        1994          1995         1994
			                           -------     -------       --------     --------

Gross earned premium         $ 116.1     $  97.1        $  342.7     $  286.4
Ceded premium                   17.8        12.8            52.7         34.7
			                          -------     -------        --------     --------
Insurance premium               98.3        84.3           290.0        251.7
Claims and adjustment expenses  38.0        33.8           114.8        111.0
Underwriting, acquisition
   and other expenses           49.9        45.9           148.9        127.3
			                          -------     -------        --------     --------
Underwriting gain            $  10.4     $   4.6        $   26.3     $   13.4
                     			     =======     =======        ========     ========

Insurance premiums in the third quarter of 1995 increased
17 percent from the third quarter of 1994. This increase was primarily attributable to the acquisition and full consolidation of EIG, Co. and growth in reinsurance assumed business, offset by slightly higher reinsurance costs. EIG, Co.'s premiums increased
34 percent in the current quarter compared to the third quarter 1994 and reinsurance assumed premiums increased 12 percent over the same periods. Insurance premiums for the first nine months of 1995 increased 15 percent from the comparable 1994 period with EIG, Co. and reinsurance assumed business accounting for the improvement. Reinsurance ceded costs increased 39 percent in the current quarter and 52 percent year to date from the comparable periods in 1994.
The acquisition and full consolidation of EIG Co. accounted for $3.5 million of the third quarter increase and $ 11.7 million of the year to date increase. Higher reinsurance treaty costs also contributed to the variance.

The loss ratio improved in the current quarter and on a year to date basis compared to the same periods in 1994 as both frequency and severity of claims continued to improve. Claims and adjustment expenses increased 12 percent in the current quarter compared to the third quarter 1994 and 3 percent on a year to date basis. These variances were due to the acquisition and full consolidation of EIG, Co. Exclusive of EIG, Co., claims and adjustment expenses decreased 7 percent for the first three quarters of 1995 from the same period in 1994. Claims for the first nine months of 1994 reflect losses of $4.8 million for the California earthquake while in 1995 there have been no material catastrophic losses to date. Gross claims and adjustment expenses for the first nine months of 1995 and 1994 were $123.4 million and $142.1 million, respectively.

Underwriting, acquisition and other expenses increased approximately 16 percent in the current quarter and 20 percent year to date compared to the same 1994 periods. These increases were primarily due to the acquisition and full consolidation of EIG, Co. and the increase in acquisition costs associated with the assumed book of business. Exclusive of EIG, Co., insurance operating expenses increased 6 percent in the first nine months of 1995 compared to the same period in 1994.

The components of the combined ratio, were as follows:

                     			 Quarter Ended                  Nine Months Ended
		                        September 30                    September 30
                      ---------------------            ------------------
	                     1995           1994*             1995         1994*
	                     ------         ------            ------       ------

Loss ratio            38.7%          40.1%             39.6%        44.1%
Expense ratio         50.3%          51.0%             50.8%        49.4%
               		     ------         ------            ------       ------
Combined ratio        89.0%          91.1%             90.4%        93.5%
		                    ======         ======            ======       ======

* - 1994 ratios do not include the results of EIG.


Engineering Services Operations
-------------------------------

                   				              Quarter Ended          Nine Months Ended
				                                 September 30            September 30
				                                ---------------         -----------------
				                                1995       1994           1995       1994
				                              -------    -------       --------   --------

Net engineering services revenue  $ 65.9     $ 57.5        $ 190.3    $ 172.0
Net engineering services expenses   60.3       52.6          173.0      158.8
				                              -------    -------       --------   --------
Operating gain                    $  5.6     $  4.9        $  17.3    $  13.2
				                              =======    =======       ========   ========
Net margin                           8.5%       8.5%           9.1%       7.7%


Engineering services operations include the results of HSB's and BI&I's engineering services, Radian Corporation, HSB Reliability
Technologies (HSBRT) and the Company's other engineering services subsidiaries.

Net engineering services revenues continued to show consistent growth as the third quarter and the first nine months of 1995 were up 15 percent and 11 percent, respectively, from the same periods in 1994. The growth in revenues was primarily due to increases generated by Radian Corporation, the Company's largest engineering and environmental services subsidiary. Radian's continues to be effective in increasing market share in the defense, petroleum/chemicals and general manufacturing sectors.

The consolidated engineering services operating gain increased
14 percent in the current quarter and 31 percent on a year to date basis from the same periods in 1994. Improvements in operating margins by HSBRT and the gain on Radian's increased revenue generated the increases. HSBRT disposed of certain unprofitable operations in late 1994.

Investment Operations
---------------------

                         	     Quarter Ended             Nine Months Ended
			                            September 30               September 30
			                         ------------------         -------------------
			                          1995         1994           1995         1994
			                         ------      -------        -------      -------
Net investment income      $  6.5      $  6.4         $  20.5      $  19.1
Realized investment gains     1.0         1.8             2.5          8.2
			                         ------      -------        -------      -------
Pretax income from
   investment operations   $  7.5      $  8.2         $  23.0      $  27.3
			                         ======      =======        =======      =======

Net investment income increased 2 percent for the third quarter of 1995 compared to the third quarter of 1994 and 7 percent for the first nine months of 1995 from the first nine months of 1994.
The increase was due to the acquisition and full consolidation of EIG, Co. The Company has continued to shift the mix of its portfolio to fixed maturities to maximize after tax investment income. The year to date effective tax rate on investment income decreased to 15.4 percent in 1995 from 16.2 percent for the first
nine months of 1994.   The Company's investment portfolio, including
short term investments, fixed maturities and equity securities, increased $80.2 million in the first nine months of 1995.
Unrealized market gains accounted for $36.7 million of the increase.

Liquidity and Capital Resources
-------------------------------

                             				       Balances at
			                             September 30      December 31
			                             -----------------------------
				                             1995               1994
				                            -------            -------
Total assets                    $ 962.2            $ 905.7
Short-term investments            112.5               73.8
Cash                                6.4               12.1
Short-term borrowings              42.8               50.9
Long-term borrowings               25.5                0.6
Shareholder's equity              333.0              299.5


Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. Cash provided from operations was $64.9 million in the first nine months of 1995 compared to $31.1 million in the first nine months of 1994. The increase over 1994 was due to improved cash flow from insurance and engineering services operations. Cash flow from operations improved primarily through increases in premiums and engineering services revenue collected and lower claims paid, partially offset by higher paid expenses. The Company receives a regular inflow of cash from maturing investments, engineering and insurance operations and maintains a highly liquid investment portfolio. The Company manages its cash and short-term investment position to meet its operating expense and claim payment needs.

Capital resources consist of shareholders' equity and debt outstanding and represent those funds deployed or available to be deployed to support business operations.

Shareholders' equity of $333.0 million at September 30, 1995 increased by $33.5 million since December 31, 1994, representing an increase in book value per share of $1.69 to $16.36 from $14.67. The increase in book value per share reflects an increase in unrealized gains, net of tax, of $22.5 million during the first nine months of 1995, and net income of $46.0 million, offset by dividends of $34.0 million.

At September 30, 1995, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at September 30, 1995 and December 31, 1994 was $42.7 and $26.7 million, respectively.

The Company does not anticipate any significant capital commitment associated with the Radian/Dow transaction and currently has no significant capital commitments planned for the remainder of 1995 and beyond.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits -

     (10)(iii): Pre-Retirement Death Benefit and Supplemental Pension Agreement dated September 18, 1995 between the registrant and one of its executive officers.

     (27):          Financial Data Schedule

(b) Reports on Form 8-K - None during the quarterly period ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE HARTFORD STEAM BOILER
                            INSPECTION AND INSURANCE COMPANY

Date:  November 14, 1995   By:   /s/ Saul A. Basch
                           Saul A. Basch
                           Senior Vice President, Treasurer
                           and Chief Financial Officer

Date:  November 14, 1995   By:   /s/ Robert C. Walker
                           Robert C. Walker
                           Senior Vice President and General
                           Counsel