Form 10-K
period 1995-12-31
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1996-04-01
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
		       WASHINGTON, D.C.  20549

                   			    FORM 10-K
/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
	           For the fiscal year ended December 31, 1995

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 6, 1996 was $1,021,493,866.

Number of shares of common stock outstanding as of February 6, 1996:
20,288,661.

		 Documents Incorporated By Reference

Portions of the Proxy Statement dated February 27, 1996 for the Annual Meeting of Shareholders to be held April 16, 1996 are incorporated by reference in Parts III and IV herein.


			    PART I

Item 1.  Business.

A.     GENERAL DEVELOPMENT OF BUSINESS

     The Hartford Steam Boiler Inspection and Insurance Company (together with its subsidiaries referred to as "Registrant" or the "Company" hereinafter) was chartered under the laws of the State of Connecticut in 1866. The Company's operations are divided into three industry segments - insurance, engineering services and investments. The most significant business of the Company is boiler and machinery insurance, which provides insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment along with a high level of inspection services aimed at loss prevention. Earned premiums for boiler and machinery insurance and the Company's other insurance products were $389.1 million for 1995, which accounted for approximately 58 percent of the Company's revenues. See Note 11 to the Consolidated Financial Statements located in Item 8 of
Part II herein for information on the Company's net written and net earned premiums over the last three years.

     The Company conducts its business in Canada through its subsidiary, The Boiler Inspection and Insurance Company of Canada. Insurance for risks located in countries other than the United States and Canada is written by HSB Engineering Insurance Limited (HSB EIL). In December 1994, the Company purchased the remaining 50% interest in HSB EIL's parent company, Engineering Insurance Group (EIG) from General Reinsurance Corporation.

     Effective December 1, 1995 the Company increased its membership participation in Industrial Risk Insurers (IRI) from
 .5 percent to 14 percent. IRI is a voluntary joint underwriting association funded by twenty-three members (each of which is a property-casualty insurance company) which provides property insurance for the class of business known as "highly protected risks" -- larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. The Company increased its share because it believes that it is important for the U.S. property and casualty industry to maintain a high-quality, stock-insurer-based, risk-sharing mechanism for underwriting coverage on large risks. The Company's increased share will enable the Company to have a more significant role in helping IRI be an effective and profitable provider of essential property insurance and loss prevention services to larger risks. IRI has a fiscal year ending November 30, and provides reports to its members on a quarterly basis. As a result, the Company's increased participation will initially be reflected in the first quarter financial results for 1996.

     The Company also offers professional scientific and technical consulting services for industry and government on a world-wide basis through its Engineering Department and its engineering subsidiaries, the largest of which is Radian Corporation, acquired by Hartford Steam Boiler in 1975 and headquartered in Austin, Texas. In 1995 net Engineering Services revenues were $252.1 million, which accounted for approximately 38 percent of the Company's revenues.

     In January 1996, the Company completed the formation of Radian International LLC, a joint venture with The Dow Chemical Company to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, the Registrant contributed substantially all of the assets of Radian Corporation and The Dow Chemical Company contributed the assets of Dow Environmental, Inc., its wholly-owned subsidiary, as well as access to certain of its technologies which are in support of the businesses expected to be conducted by the new company. Radian International LLC currently is 40 percent owned by Radian Corporation and 60 percent owned by Dow Environmental Inc.

     The Registrant is a multi-national company operating primarily in North American, European, and Asian markets. Currently, the Company's principal market for its insurance and engineering services is the United States. However, the Company does desire to become a stronger competitor in the international machinery breakdown insurance and related engineering services markets as it believes that there is significant opportunity for profitable growth overseas. This was the primary reason for the acquisition of the remaining 50% interest in EIG in late 1994.

     In 1995 the revenues and pre-tax income associated with operations outside of the United States were approximately 13.5 percent and 20.5 percent, respectively, an increase of approximately 100 percent over the respective consolidated amounts for 1994. Assets associated with operations outside of the United States are approximately 22% of the consolidated amount. The growth in the Company's non U.S. operations is primarily attributable to the EIG acquisition and full consolidation.

     For additional information on the Company's business segments, see Notes 1 and 7 to the Consolidated Financial
Statements located in Item 8 of Part II herein.



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

     The Company distinguishes itself from other insurance suppliers by providing a high level of loss prevention, failure analysis and other engineering services with the insurance product. This heavy emphasis on loss prevention historically has had the dual effect of increasing underwriting and inspection expenses, while reducing loss and loss adjustment expenses.

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

     The Company also writes other types of insurance, primarily as an adjunct to its boiler and machinery insurance. Such insurance accounted for approximately 19% percent of net earned premium in 1995. By far the largest of these other lines is the Company's all risk property insurance product. The all risk line is marketed to customers with equipment and machinery exposures, such as electric utilities, where sophisticated engineering services are important to loss prevention and control. These customers are offered technical services such as computerized evaluation of fire protection systems in addition to fire inspections and boiler and machinery inspections. The Company also writes all risk coverage specifically tailored for data processing systems.

Engineering Services

     Separate divisions of the Company's Engineering Department provide quality assurance services, training for nondestructive testing, inspections to code standards of the American Society of Mechanical Engineers (ASME), ISO certification services and other specialized consulting and inspection services related to the design and applications of boilers, pressure vessels, and many other types of equipment for domestic and foreign equipment manufacturers and their customers. Hartford Steam Boiler is the largest Authorized Inspection Agency for ASME codes in the world. In addition, the Company's Engineering Department, often in conjunction with Radian, its engineering affiliate, focuses on researching and developing potential new products and services, and new markets for current services.

     Radian is an international engineering and technical services firm that provides a wide range of environmental based consulting services to industries and governments around the world. Its customer base is almost equally divided between the government and private sector. Industries served in the private sector include chemical and petroleum producers, manufacturers and utilities. Radian's areas of expertise include environmental engineering, health and safety, materials and mechanical technologies, specialty chemicals, electronic systems and services, and information technologies. Its strategy is to provide its customers with the full range of environmental technical services required to conduct their businesses on a global basis. Radian International LLC, the joint venture company formed with The Dow Chemical Company described on page 2, was a significant step in implementing this strategy, as the new company integrates the environmental and engineering strengths of Radian with Dow's access to chemical industry process technology and environmental remediation capabilities.

     Other engineering subsidiaries provide fire protection consulting services, and computerized maintenance management systems and services.

C.     COMPETITION

Insurance

     The Company is the largest writer of boiler and machinery insurance in North America and is establishing a presence in the engineering insurance market outside of North America. Based on gross earned premium, the Company's U.S. market share, at approximately 40%, has remained fairly stable over the past ten years. Based on net premiums written reported in the 1995 edition of Bests Aggregates and Averages, no other single company has more than a 10% market share. Members of an affiliated group of insurers, the Factory Mutual System, have a market share of approximately 22%.

     In general, the insurance market is influenced by the total insurance capacity available based on policyholder surplus which in turn is driven by the level of profits experienced by the industry. In addition, competition in the boiler and machinery insurance market is based on price and service to the insured. Service includes maintaining customer relationships, engineering and loss prevention activities, and claims settlement. The Company prices its product competitively in the marketplace, but competes by offering a high level of service, not by offering the lowest-priced product. Over the past few years, economic and competitive pressures have caused insurance customers to select programs with higher deductibles to offset price increases. This, together with the Company's increased focus on risk selectivity, has resulted in a slower premium growth for the Company.

     The Company is predominantly a writer of risks which require engineering expertise, unlike its competitors which write boiler and machinery insurance as an adjunct to their primary lines of insurance for fire and extended perils.

     Many of its competitors have more assets than the Company. However, the Company's leading position in the industry has allowed it to develop the largest force of inspectors, engineers and scientists in the industry.

Engineering Services

     The Company provides a wide range of engineering, consulting and inspection services as described on pages 3-4.
For most of these services it has numerous competitors, some of whom are much larger and have greater financial resources than the Company.

     Competition in these areas is based on price and on the qualifications, experience and availability of the individuals who perform the work. The Company's force of inspectors, engineers, scientists and technicians is spread throughout the world. Ongoing training programs ensure that the Company's inspectors, engineers, scientists and technicians are kept up-to-date on the latest engineering and scientific developments.

D.     MARKETING

Insurance

     The Company's various functional operations are aligned to focus on its two principal customer groups, commercial risks and special risks. The Company believes that this organizational structure allows it to service its customers more effectively and efficiently and at the same time to be a more aggressive and flexible competitor.

     Currently, the Company's principal market for its insurance business is the United States. In 1995 76% of its net written premiums related to risks located in the U.S. Of the direct premiums written in the United States in 1995 (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), less than 10 percent was written in any one state and with the exception of California, Florida, Illinois, New York, Pennsylvania and Texas, no state accounted for more than 5% of such premiums.

     The Company has contracts with independent insurance agencies in all fifty states, the District of Columbia, Puerto Rico and Canada. These agencies market the Company's direct insurance to its small and medium commercial accounts. Personal contact with these independent insurance agents is accomplished through the Company's field sales force which operates out of 24 branch offices across the country and in Canada. It is the Company's policy in appointing agents to be selective, seeking to maintain and strengthen its existing relationships and to develop relationships with new agents whom the Company believes will become a continuing source of profitable business. The Company periodically reviews its agency contracts and selectively reduces them in order to retain only those agents who consistently produce certain levels of business for the Company.

     Large, engineering-intensive U.S. and international accounts are primarily marketed and serviced by account teams comprised of underwriting, marketing, engineering and claims staff who have specialized knowledge of particular customer industries. U.S. customers are serviced primarily by Hartford Steam Boiler. Canadian customers are serviced by The Boiler Inspection and Insurance Company of Canada. Overseas customers are serviced by HSB Engineering Insurance Limited, based in London, with additional offices in Hong Kong, Madrid, Miami and Kuala Lumpur. The Company's large, engineering intensive accounts generate approximately 36% of its net earned premium.

     The Company's reinsurance assumed business (see page 11) is marketed through the distribution channels of the reinsured companies.

Engineering Services

     The Company's engineering services are marketed in a variety of ways. Customized services related to loss prevention, failure analysis, and equipment testing are generally sold in conjunction with the insurance contract but are also available separately. Most other engineering services, including those performed by Radian, are marketed on a bid or proposal basis. While such business is usually price sensitive, the exacting standards and requirements set by industry and government for most of the services offered by the Company tend to diminish that effect.

     Engineering services are marketed and serviced primarily by personnel located in the Company's various domestic and international offices.

     While the primary market for engineering services continues to be the U.S., the Company has been focusing on expanding its international business, primarily in Europe and the Pacific Rim as demand for engineering services, particularly environmental consulting services, is expected to grow at a faster rate in these developing regions than in the U.S.

     In 1995 the Company derived approximately 13 percent of its revenues from engineering contracts with various agencies and departments of the U.S. government.

E.     REGULATION

Insurance

     The Company's insurance operations are subject to regulation throughout the United States. Various aspects of the insurance operations are regulated, including the type and amount of business that can be written, the price that can be charged for particular forms of coverage, policy forms, trade and claim settlement practices, reserve requirements and agency appointments. Regulations also extend to the form and content of financial statements filed with such regulatory authorities, the type and concentration of permitted investments for insurers, and the extent and nature of transactions between members of a holding company system, including dividends involving insurers. In general, such transactions must be on fair and reasonable terms, and in some cases, prior regulatory approval is required. See
Note 8 to the Consolidated Financial Statements located in
Item 8 of Part II herein for additional information.

     The nature and extent of regulations pertaining to the business the Company writes outside of the U.S. varies considerably. Regulations cover various financial and operational areas, including such matters as amount and type of reserves, currency, policy language, repatriation of assets and compulsory cessions of reinsurance.

     In December 1993, the National Association of Insurance Commissioners (NAIC) adopted risk based capital (RBC) requirements applicable to property and casualty insurers. The RBC formula establishes a required statutory surplus level for an insurer based on the risks inherent in its overall operations which are identified as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. The law provides for regulatory responses ranging from requiring a plan of corrective action to placing the insurer under regulatory control for insurers whose surplus is below the prescribed RBC target. The Company's adjusted capital significantly exceeded the authorized control level RBC for 1995 and 1994, the first year for which the requirements were effective.

     NAIC Insurance Regulatory Information System (IRIS) Ratios are part of the solvency impairment early warning system of the NAIC. They consist of twelve categories of financial data with defined acceptable ranges for each. Companies with ratios outside of the acceptable ranges are selected for closer review by regulators. The Company's IRIS ratios were within acceptable ranges for 1995.

     The Company's operations are subject to examination by insurance regulators at regular intervals. An insurance financial examination is currently being concluded for the year ending December 31, 1994 by the Connecticut Insurance
Department, the Company's domestic regulator. No material findings are expected to be included in the final report of the examination. Similar regulatory procedures govern the Company's U.S. insurance subsidiaries and its foreign subsidiaries.

     Insurance guaranty fund laws exist in all states which subject insurers to assessments up to prescribed limits for certain obligations of insolvent insurers to their policyholders and claimants. The increase in insolvencies in recent years has resulted in higher assessments against the Company. The Company is permitted to recover a portion of these assessments through premium tax offsets and policy surcharges. The Company has recorded its ultimate estimate of assessments in its financial statements.

     In the third quarter of 1994, the Company established a reserve of $2.9 million for the rollback obligation plus interest alleged to be payable to California policyholders pursuant to Proposition 103 which had been passed by California voters in 1988. The Company recently concluded an administrative hearing with the California Insurance Department on its rollback obligation, however, no decision has been rendered to date. Given the amount the Company has reserved for this matter, any adverse decision resulting from such hearing is not expected to materially affect the Company's future results.

     The NAIC is currently working on a model investment law which would provide guidelines for insurers in structuring their investment portfolios. These guidelines are intended to preserve principal, assure diversification as to investment, issuer and credit quality, and promote prudent investment management strategies to ensure companies are positioned to cover reasonably foreseeable contingencies. While it is uncertain at this time whether the model investment law will be adopted, the Company does not expect such guidelines in their current form to have a material effect on its investment practices.

     Regulator concerns about the consistency and comparability of statutory accounting practices (SAP) has prompted the NAIC to undertake a codification project which will replace prescribed or permitted SAP as the regulatory basis of accounting for insurance companies. Conversion to new statutory accounting standards is expected to be required sometime after 1996.

     As discussed earlier, the Company's insureds receive, in addition to the insurance product, inspections which meet state, county or municipally mandated requirements. In order for the Company's inspectors to perform these mandated inspections, they must be commissioned. Commissioning is conducted by the National Board of Boiler and Pressure Vessel Inspectors and the various state jurisdictional authorities. The majority of the Company's inspectors are commissioned, and the Company believes that it has an adequate number of commissioned inspectors to conduct its business affairs.


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

F.     INSURANCE OPERATIONS

Rates

     Rates for the Company's products are developed based upon estimated claim costs, expenses related to the acquisition and servicing of the business, engineering expenses and a profit component. Traditionally, the Company has used boiler and machinery rates that were established by the Insurance Services Office (ISO) and filed in the various jurisdictions within which the Company does business for its direct insurance products. Due to the Company's large market share in the boiler and machinery line of insurance, it has provided the largest impact on the data used by ISO. Consequently, ISO rates have been reflective of the Company's experience. The Company has also developed its own rates, based on ISO rates, for some of its boiler and machinery products.

     The Company also has utilized rates developed and filed by ISO for its all risk product. The Company's loss experience has been only a small factor in the all risk line, and therefore its experience has not meaningfully affected the industry ISO rates.

     ISO no longer develops and files advisory rates for its member companies, rather it compiles and files loss cost information based upon loss data furnished by its members which the Company and other insurers can then use to develop their own rates and file with the states. The Company currently is in the process of developing and filing boiler and machinery rates in various states utilizing ISO's loss cost filing.

     Coverages for unique risks are judgment-rated, taking into account deductibles, the condition of the insured's equipment, loss prevention and maintenance programs of the insured, and other factors.

Policies

     Policies are normally written for a term of one year. Most of the Company's policies provide coverage for property damage and business interruption to insured property (including buildings and structures under the Company's all risk policy) resulting from covered perils. Property insured under the Company's boiler and machinery policies includes such equipment as steam boilers, hot water boilers, pressure vessels, refrigerating and air conditioning systems, motors, generators, compressors, pumps, engines, fans, blowers, gear sets, turbines, transformers, electrical switch gear, data processing and business equipment and a wide variety of production and processing equipment.

Reinsurance Assumed

     The predominant practice in the insurance industry is to combine several types of insurance coverages into one policy referred to as a package policy. In response to this, the Company has negotiated reinsurance agreements with several large and medium sized multi-line insurance companies to reach the small to mid-size customers that purchase such package policies. To date, more than 100 insurance companies have signed reinsurance agreements with the Company. This business primarily focuses on small and mid-sized commercial customers. It has consistently been more profitable than the Company's large accounts and offers more opportunity for growth by the Company since boiler and machinery coverage has historically been excluded from commercial package policies.

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

     Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting.
In effect, the Company becomes the boiler and machinery department of the reinsured company and provides all boiler and machinery services as if it were part of that organization. Traditionally, the Company retains the right to decline or restrict coverage in the same manner as it does for its own business, however, the Company does offer some programs under which it agrees to underwrite an entire book of business meeting specific underwriting guidelines and occupancy parameters.

     The written premium generated through reinsurance assumed totaled $182.9 million in 1995, representing approximately 45% of the Company's net written premium.

     The insurance industry, in general is undergoing a significant shakeout and consolidation. Considerable merger and acquisition activity has occurred recently and more is anticipated in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be affected.

Reinsurance Ceded

     The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses, and to provide additional capacity to write business. Under the Company's current treaty reinsurance program, its retention on any one risk is generally limited to $3 million, with potentially higher per risk retentions dependent on aggregate losses experienced by the Company during the reinsurance program period. In addition, the Company uses facultative reinsurance on certain high exposure risks and has catastrophe reinsurance for aggregate losses greater than $15 million. The Company utilizes well-capitalized domestic and international insurance companies and syndicates for its reinsurance program and monitors their financial condition on an ongoing basis. In the unlikely event that the Company's reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company. The Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS 113.

     As a result of the Company's acquisitions and global expansion, combined with loss experience in prior years, the Company has been incurring much higher ceded reinsurance costs in recent years. The Company modestly increased its retention in 1995 to lessen the impact of higher reinsurance costs and also structured its current program in such a way as to give the Company flexibility and greater control over the program in future years. In 1995 the Company's reinsurance ceded costs increased $20.8 million (46%) over 1994 in part because of the acquisition and full consolidation of Engineering Insurance Group.

     For additional information on reinsurance, see Note 11 to the Consolidated Financial Statements located in Item 8 of
Part II herein.


Pools and Joint Underwriting Associations

     With the exception of Industrial Risk Insurers as described on page 1, the Company does not participate to any significant degree in voluntary reinsurance pools of other insurance companies because the Company generally chooses to insure only those risks which it has inspected or has the right to inspect. The Company is required to participate in certain joint underwriting associations which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable. The unprecedented level of catastrophes in recent years has required the Company to pay higher assessments to such associations.

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

     The normal turnaround time in paying small claims is less than six months. The vast majority of claims are settled within one year and very few remain unsettled two years after the loss occurs. This pattern is skewed in terms of claim dollars (as noted in the schedule on page 18) as it is the larger claims that take longer to settle. Compared to the property-casualty industry as a whole, the Company has a very "short-tail". The Company's claims expenses are based on estimates of the current costs of replacing productive capacity. The Company does not employ discounting techniques in establishing liabilities for claims and claim adjustment expenses.

     For those relatively few claims involving litigation, the Company uses both its in-house law department and outside counsel, depending on the issues, costs, and staffing requirements.

     The following table provides a reconciliation of the beginning and ending reserves for net claims and claim adjustment expenses for the years ended December 31, 1995, 1994 and 1993.



	       RECONCILIATION OF NET LIABILITY FOR
	       CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                   					1995    1994    1993
		  		                                 ------  ------  ------
					   (In millions)


Net liability for claims and claim
adjustment expenses at January 1       $161.3  $171.3   $132.8
                            				       ------  ------   ------
Plus:

Provision for claims and claim adjustment
expenses occurring in the current year  152.2   141.7    172.2

Increase in estimated claims
and claim adjustment expenses arising
in prior years                            2.7     1.5     26.9
                             			       ------  ------   ------
Total incurred claims and
claim adjustment expenses               154.9   143.2    199.1
                            				       ------  ------   ------
Less:

Payment for claims arising in:
Current year                             58.9    63.5     60.9
Prior years                             111.8   108.7     99.7
                             			       ------  ------   ------
Total payments                          170.7   172.2    160.6
                            				       ------  ------   ------
Plus:

Full Consolidation of EIG Co. at
December 31, 1994                        -       19.0      -
                             			       ------  ------   ------

Net liability for claims and claim
adjustment expenses at December 31     $145.5  $161.3   $171.3
                            				       ======  ======   ======

     The 1995 loss ratio was 39.8 percent compared to 42.5 percent and 57.1 percent for 1994 and 1993, respectively.
The continued improvement in 1995 is largely attributable to the reunderwriting efforts which began in 1993. In 1993, adverse development of prior year reserves was attributable to the settlement of certain large losses for which the Company initially determined it would not have liability; the settlement of some outstanding claims for more than was originally anticipated; unusually late notice of loss provided by the insured for several large losses; and reserves established for losses on which the coverage was being contested. At December 31, 1995, the amount recoverable from reinsurers on paid and unpaid claims and adjustment expenses was $47.9 million compared to $44.9 million in 1994 and $44.5 million in 1993.

     The following table shows a reconciliation of the net liability to the gross liability for claims and claim adjustment expenses based on reinsurance recoverable on unpaid losses.


       RECONCILIATION OF NET LIABILITY TO GROSS LIABILITY
	   FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                    					1995       1994      1993
				                                    ------     ------    ------
					       (In millions)


Net liability for claims and claim      $145.5    $161.3    $171.3
adjustment expenses at December 31

Reinsurance recoverable
on unpaid losses                          45.4      38.1      43.1
                                    				------    ------    ------

Gross liability for claims and claim
adjustment expenses at December 31      $190.9    $199.4    $214.4
                                   					======    ======    ======


     The claim and claim expense reserve runoff table on the following pages shows the amounts of the net liability for 1985 through 1995 and the amounts of the gross liability for 1993 through 1995. The ten-year development table for gross liabilities will be constructed progressively, with 1993 as the base year. Within the tables for net and gross liabilities, each column shows the reserve established at each calendar year-end as well as cumulative totals for claims payments and re-estimated liabilities for both that accident year and all previous years that combined make up that year-end reserve. The redundancy (deficiency) shown on a gross and net basis is a cumulative number for that year and all previous years.

     The net deficiencies in 1990, 1991 and 1992 were attributable to the same factors that contributed to the 1993 adverse development of prior year reserves described on the previous page.

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



     RECONCILIATION OF BEGINNING AND ENDING CLAIMS RESERVES
	 AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
			(In Millions)

			 Net Reserves

YEAR ENDED               1985    1986    1987    1988    1989    1990*   1991*   1992*   1993*   1994     1995
                     			 ----    ----    ----    ----    ----    ----    ----    ----    ----    ----     ----
Net Liability for Unpaid
 Claims and Claim        $99.9   $126.1  $147.5  $157.4  $139.6  $118.2  $115.4  $141.3  $186.7  $161.3   $145.5
 Adjustment Expenses

Cumulative Amount Paid as of:
End of Year               -        -       -       -      -       -       -       -       -       -        -
One Year Later            51.1     54.9    57.4    78.8    85.6    89.6    93.7   103.5   115.9   111.7    -
Two Years Later           65.8     73.6    75.9    92.1   104.2   112.9   119.8   140.4   161.8   -        -
Three Years Later         70.6     79.5    74.5    95.5   110.3   124.0   131.8   162.0   -       -        -
Four Years Later          73.3     79.7    75.4    95.4   112.5   131.1   142.5   -       -       -        -
Five Years Later          74.3     80.4    74.5    93.6   118.9   136.2   -       -       -       -        -
Six Years Later           74.5     79.0    74.2   100.5   123.0   -       -       -       -       -        -
Seven Years Later         74.2     78.8    80.4   101.5   -       -       -       -       -       -        -
Eight Years Later         74.0     84.1    80.4    -      -       -       -       -       -       -        -
Nine Years Later          79.3     84.1    -       -      -       -       -       -       -       -        -
Ten Years Later           80.2     -       -       -      -       -       -       -       -       -        -

Net Liability Reestimated as of:
End of Year               99.9    126.1   147.5   157.4   139.6   118.2   115.4   141.3   186.7   161.3    145.5
One Year Later           104.7    126.4   131.9   129.4   129.4   139.2   142.3   167.5   186.5   164.0    -
Two Years Later          101.1    115.8   100.4   108.7   127.4   141.6   145.1   174.3   186.4   -        -
Three Years Later         94.7     96.1    86.0   106.8   127.8   140.5   146.4   173.4   -       -        -
Four Years Later          85.9     88.0    83.7   103.0   125.0   141.5   146.9   -       -       -        -
Five Years Later          80.8     86.9    80.8   102.3   125.8   139.2   -       -       -       -        -
Six Years Later           80.9     83.6    82.0   104.0   125.5   -       -       -       -       -        -
Seven Years Later         80.7     85.7    82.9   103.8   -       -       -       -       -       -        -
Eight Years Later         84.1     86.0    82.6   -       -       -       -       -       -       -        -
Nine Years Later          84.5     86.4    -      -       -       -       -       -       -       -        -
Ten Years Later           82.4     -       -      -       -       -       -       -       -       -        -

Cumulative Redundancy
(Deficiency)              17.5     39.7    64.9    53.6    14.1   (21.0)  (31.5)  (32.1)    0.3    (2.7)   -

                               						   Gross Reserves
YEAR ENDED                                                                                1993*   1994    1995
Gross Liability for                                                                       ----    ----    ----
 Unpaid Claims and Claim
 Adjustment Expenses                                                                     $233.3  $199.4   $190.9

Cumulative Amount Paid as of:
End of Year                                                                                 -       -       -
One Year Later                                                                            153.5   135.2     -
Two Years Later                                                                           201.9
Gross Liability Reestimated as of:
End of year                                                                               233.3   199.4    190.9
One Year Later                                                                            242.6   212.0     -
Two Years Later                                                                           242.9     -       -

Cumulative Redundancy
(Deficiency)                                                                               (9.6)  (12.6)    -


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

     The Company's investment strategy continues to be to maximize total return on the investment portfolio over the long term through investment income and capital appreciation. The mix of the portfolio is managed to respond to anticipated claim pay-out patterns. The company also maintains a highly liquid short-term portfolio to provide for immediate cash needs. Investment strategies are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates and market conditions.

     The Company's investment portfolio consists of high quality equity securities and both domestic and foreign fixed maturities. The Company held no derivative financial instruments in its investment portfolio at December 31, 1995 and 1994. At year-end 1995 the Company had approximately 47 percent of its invested assets in fixed maturities as compared to 41 percent at year-end 1994. See "Investment Operations" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations located in Item 7 and Note 9 to Consolidated Financial Statements in Item 8 of Part II herein for additional information.

     The following table summarizes the investment results of the Company's investment portfolio:


               	       Net Invest-       Annualized Rate
      Cash and         ment Income          of Return (2)              Investment
      Invested         Less             Before        After        Gains (Losses) (3)
      Assets, Less     Interest         Income        Income               Change in
      Borrowed Money   Expense (1)      Taxes         Taxes      Realized  Unrealized
      --------------   -----------      ------        ------     --------  -----------
	              (In Millions)                                         (In Millions)

1995    $514.8          $26.7            5.8%         4.9%       $2.8        $48.9
1994     438.2           24.6            5.6          4.6         8.7        (42.7)
1993     462.6           27.5            6.1          5.3        26.1        (10.3)


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

H.     EMPLOYEES

     At year-end 1995, the Company, including its subsidiaries, employed 4,400 full and part-time employees.
Of this total, 2,385 were employed by Radian Corporation.
Management believes that its relations with its employees are satisfactory.

Item 2.  Properties.

     The Hartford Steam Boiler Inspection and Insurance Company leases approximately 233,145 square feet for its home office at One State Street, Hartford, Connecticut under a long-term capital lease with One State Street Limited Partnership. In addition to its home office facility, the Company leases facilities for its branch offices and subsidiaries throughout the United States, and in a small number of other foreign locations. The Company considers the office facilities to be suitable and adequate for its current and anticipated level of operations.

     See Notes 13 and 15 to Consolidated Financial Statements located in Item 8 of Part II herein for additional information.

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

Gordon W. Kreh, 48, Chief Executive Officer since 4/94;
President and Director since 9/93; Senior Vice President -
Marketing 4/92 - 9/93; President - Engineering Insurance
Group 10/89 - 4/92; Vice President 11/84 - 10/89; Assistant
Vice President 4/81 - 11/84.

Donald M. Carlton, 58, Executive Vice President since 4/92;
Director since 7/75; President and Chief Executive Officer of
Radian International LLC since 1/96; President and Chairman of the Board - Radian Corporation since 1969.

Saul L. Basch, 49, Senior Vice President, Treasurer and Chief
Financial Officer since 10/95; Partner, Coopers & Lybrand
LLP 9/73 - 10/95; most recently Partner-in-Charge of Coopers
& Lybrand's New York Insurance Industry Practice.

Michael L. Downs, 46, Senior Vice President - Special Risks since 2/94; Managing Director - Engineering Insurance Co.,
Ltd. 1/91 - 2/94; Second Vice President 7/87 - 1/91;
Assistant Vice President 2/85 - 7/87; Assistant Secretary
4/80 - 2/85.

John J. Kelley, 50, Senior Vice President - Commercial Risks since 2/94; Corporate Secretary and Special Assistant to the President 5/87 - 2/94; Assistant Vice President and Special Assistant to the President 9/83 - 5/87; Assistant Vice President 9/79 - 9/83; Assistant Secretary 4/77 - 9/79.

William A. Kerr, 57, Senior Vice President - Engineering since 9/95; Vice President and General Manager, Pratt & Whitney Turbo Power and Marine Division, United Technologies Corporation 8/95 - 9/95; Vice President of Aftermarket Operations, Pratt & Whitney 4/92 - 8/95; Vice President of Development Operations and Materials Engineering, Pratt & Whitney 1989-4/92.

R. Kevin Price, 49, Senior Vice President and Corporate
Secretary since 2/94; Second Vice President 4/89 - 2/94;
Assistant Vice President 1/84 - 4/89.

William Stockdale, 50, Senior Vice President since 9/95; Managing Director and Chief Executive Officer of HSB Engineering Insurance Ltd., London, since 9/94; Director of Engineering, Engineering Insurance Co., Ltd. 9/92-9/94; Managing Director Scottish Power PLC, Glasgow, Scotland 1/89 - 8/92.

Robert C. Walker, 52, General Counsel since 1/95; Senior Vice
President - Claims since 3/94; Associate General Counsel and head of Corporate Litigation Department of United
Technologies Corporation 5/89-3/94.


			   PART II

Item 5.  Market for Registrant's Common Equity and Related
	 Stockholder Matters.

     The Company's common stock is traded on the New York
Stock Exchange under the symbol HSB. As of February 6, 1996, the Company had 5,854 holders of record.

     Dividends paid by the Company are limited by state insurance regulations. Regulatory approval was required and received by the Company from the Connecticut Insurance Commissioner for the payment of 1995 dividends. Approval from the Insurance Commissioner is required for dividend distributions within a twelve-month period which would exceed the greater of (i) 10 percent of an insurer's statutory surplus or (ii) net income (net investment income under the prior standard) calculated as of the December 31st last preceding. The Company does not expect to be required to request regulatory approval for the payment of any dividends in 1996. Under statutory accounting practices, $65.3 million of statutory surplus is available for distribution to shareholders in 1996 without prior regulatory approval.

     Dividends declared for the 1995 and 1994 fiscal years were as follows:


       	       First     Second    Third    Fourth     Year
	              ---------------------------------------------
1995...........$.55       $.55     $.57      $.57     $2.24

1994...........$.53       $.53     $.55      $.55     $2.16

     Quarterly market prices for the registrant's common stock were as follows for the two most recent fiscal years:

	              First     Second    Third     Fourth     Year
       	       -----------------------------------------------
1995 High......$43 3/4  $45 7/8   $49 3/8   $50 3/8   $50 3/8
1995 Low.......$39 1/4  $41 5/8   $42 5/8   $45 3/8   $39 1/4

1994 High......$53 3/8  $49 1/8   $45 7/8   $44 3/8   $53 3/8
1994 Low.......$44      $43 3/4   $42 3/4   $36 1/8   $36 1/8




Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.


(In millions, except per share amounts)
- ------------------------------------------------------------------------------------------------
                                         						 1995     1994(c)    1993      1992      1991

Summary of Statements of Operations

Revenues:
  Insurance premiums                           $ 389.1   $ 336.6   $ 349.2   $ 342.9   $ 318.8
  Net engineering services                       252.1     232.1     231.5     231.0     210.3
  Income from investment operations               31.0      34.9      55.4      62.8      70.4
    Total revenues                               672.2     603.6     636.1     636.7     599.5

Income before taxes and accounting changes        86.3      73.6      16.9      73.4     101.0
Income taxes                                      23.7      21.7       3.8      17.1      27.1
Income before accounting changes                  62.6      51.9      13.1      56.3      73.9
Income per share before accounting changes         3.07      2.54      0.63      2.71      3.53
Dividends declared per share                       2.24      2.16      2.12      2.06      1.90

Summary of Statements of Financial Position

Total assets                                   $ 971.5   $ 905.7   $ 877.9   $ 886.4   $ 843.6
Long-term borrowings and
  capital lease obligations                       53.4      28.4      28.4      28.4      28.5
Shareholders' equity                             341.1     299.5     324.7     374.3     402.8
  Per share                                       16.81     14.67     15.80     18.05     19.16
  Return on average equity before
  accounting changes                              19.5%     16.9%      3.7%     14.8%     19.5%
Stock price per share:
  High                                         $  50.38   $ 53.38   $ 59.50   $ 59.25   $ 63.75
  Low                                             39.25     36.13     43.25     45.13     46.25
  Close                                           50.00     39.88     44.50     58.38     57.50

Common shares outstanding
at end of year (a)                                20.3      20.4      20.5      20.7      21.0

Insurance

Operating gain (loss)                          $  34.2    $ 20.7   $ (26.4)    $ 1.8    $ 22.9
  Loss ratio                                      39.8%     42.5%     57.1%     50.3%     43.6%
  Expense ratio                                   50.9%     50.5%     50.5%     49.2%     49.2%
  Combined ratio (b)                              90.7%     93.0%    107.6%     99.5%     92.8%

Engineering Services
Gross revenues                                 $ 280.9   $ 253.6   $ 256.1   $ 264.7   $ 232.1
Subcontract & equipment resale costs              28.8      21.5      24.6      33.7      21.8
  Net revenues                                   252.1     232.1     231.5     231.0     210.3
Operating gain                                    22.6      18.2      11.8      14.7      14.0
  Gross margin                                     8.0%      7.2%      4.6%      5.6%      6.0%
  Net margin                                       8.9%      7.9%      5.1%      6.4%      6.7%

Investments
Net investment income                           $ 28.2    $ 26.2    $ 29.3    $ 32.0    $ 36.5
Realized investment gains                          2.8       8.7      26.1      30.8      33.9
  Income from investment operations               31.0      34.9      55.4      62.8      70.4


(a) Reflects the repurchase of approximately .1 million shares in 1995, .1 million shares in 1994, .2 million shares in 1993 and .3 million shares in 1992.

(b) 1995 excludes minority interest and goodwill related to EIG, Co. 1994 Combined ratio excludes charge for Proposition 103.

(c) See note 4 to Notes to Consolidated Financial Statements in Item 8 of Part II herein regarding EIG, Co. consolidation.



Item 7.  Management's Discussion and Analysis of Financial
	  Condition and Results of Operations.

(Dollar amounts in millions, except per share amounts)

SUMMARY OF RESULTS OF OPERATIONS
For the years ended December 31,

                     			     1995     1994     1993
			                         ------   ------   ------
Revenues:
  Insurance premium         $389.1   $336.6   $349.2
  Net engineering
   services revenues         252.1    232.1    231.5
  Net investment income       28.2     26.2     29.3
  Realized investment gains    2.8      8.7     26.1
			                         -------  -------  -------
    Total revenues          $672.2   $603.6   $636.1
			                         =======  =======  =======
Income before cumulative
  effect of change in
  accounting                $ 62.6   $ 51.9   $ 13.1
Cumulative effect of change
  in accounting for post-
  employment benefits          -        -       (3.6)
			                         -------  -------  -------
Net income                  $ 62.6   $ 51.9   $  9.5
			                         =======  =======  =======
Net income per share        $  3.07  $  2.54  $   .46
                     			    =======  =======  =======

Net income in 1995 increased 21 percent from 1994 reflecting continued improvement in underwriting results for the insurance business and higher margins in engineering services operations, which outpaced the planned reduction in realized capital gains. Improvement in 1994 results relative to 1993 were driven by higher margins in insurance operations, resulting in part from the Company's program of reunderwriting its book of business and focusing on more profitable contracts. Results in 1993 include a $20 million restructuring charge, significant strengthening of claims reserves and increased costs of reinsurance.

Consolidated revenues increased 11 percent in 1995 to $672.2 million, reflecting the impact of the acquisition and full consolidation of EIG, Co. and growth in both the domestic and global insurance markets. On December 30, 1994, the Company acquired the remaining 50 percent interest in EIG from General Reinsurance Corporation (Gen Re). EIG was the parent of
Engineering Insurance Company Limited, a London based insurer which offers machinery breakdown coverage to business and industry outside the United States and Canada. (See note 4 in Notes to Consolidated Financial Statements in Item 8 of Part II herein.)
The consolidated revenues in 1994 were below 1993 as marginal growth in gross premiums was offset by higher reinsurance costs and a decline in realized investment gains.

In January 1996, The Hartford Steam Boiler Inspection and
Insurance Company (HSB) and The Dow Chemical Company (Dow) formed a new company, Radian International LLC (Limited Liability
Company), which will provide environmental, information technology, and strategic chemical management services to industries and governments worldwide. According to the terms of the agreement, the ownership of Radian International LLC will be initially 60 percent Dow and 40 percent HSB, via the wholly owned subsidiaries of each company. Income will be subject to a preference return to HSB in the first two years. In 1996, HSB's interest in Radian International LLC will be accounted for on the consolidated financial statements under the equity method of accounting. (See note 5 in Notes to Consolidated Financial Statements in Item 8 of Part II herein.)

Effective December 1, 1995 the Company increased its participation in Industrial Risk Insurers (IRI) from approximately .5 percent to 14 percent. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the association. As a result, HSB's increased participation will initially be reflected in the first quarter financial reports for 1996.

The effective tax rate for 1995 was 27 percent compared to 29 and 22 percent for 1994 and 1993, respectively. The change from 1994 is due primarily to the change in the mix of foreign and domestic business and utilization of related credits. The difference from 1993 to 1994 is primarily due to the change in the mix between fully taxable earnings and tax preferred investment income.


INSURANCE OPERATIONS
For the years ended December 31,

                      	    1995     1994     1993
			                        ----     ----     ----
Gross earned premium      $455.0    $381.7   $378.5
Ceded premium               65.9      45.1     29.3
			                       ------    ------   ------
Insurance premium         $389.1    $336.6   $349.2
Claims and adjustment
  expenses                 154.9     143.2    199.1
Underwriting, acquisition
  and other expenses       200.0     172.7    176.5
			                       ------    ------   ------
Underwriting gain (loss)  $ 34.2    $ 20.7   $(26.4)
			                       ======    ======   ======


Insurance operations include the insurance results of HSB, The
Boiler Inspection and Insurance Company of Canada (BI&I) and EIG,
Co.

Insurance premiums in 1995 increased 16 percent from 1994. The EIG, Co. acquisition and full consolidation accounted for a significant amount of this increase. Had EIG, Co. been 100 percent owned and fully consolidated throughout 1994, the growth in gross earned premium would have been approximately 7 percent. Global operations, which represent 19 percent of the 1995 total, grew 24 percent with expansion into India, China and other Asian markets representing our largest contributors to such growth. The Company sees continued opportunities for growth, particularly in those countries where infrastructure development is moving to the private sector. At the same time, softening of the market has occurred as the number of insurers offering capacity has expanded.

In the domestic insurance markets a program of more disciplined underwriting principles, arising from a major reunderwriting effort begun in 1993, has resulted in improved risk selectivity while at the same time slowing the growth in gross insurance premiums. In addition, many customers responded to economic and competitive pressures by selecting programs with higher deductibles to offset the effective price increases. Higher deductibles have contributed to slower premium growth over the past few years. New business growth in the past several years has been largely attributable to growth in the reinsurance assumed book of business.

The insurance industry, in general, continues to undergo significant shakeout and consolidation. Considerable merger and acquisition activity has occurred recently and more is anticipated in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted. HSB is positioned to benefit from these changes over the long term due to its strong market position and reinsurance relationships with more than 100 multi-line carriers; while over the shorter term there is both opportunity and challenge.

The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. The Company's reinsurance costs continue to be impacted by loss experience from prior years. In 1995, the Company's reinsurance ceded costs increased $20.8 million from 1994. Had EIG, Co. been 100 percent owned and fully consolidated in 1994, the increase would have been approximately $10 million. In 1995, the Company centralized and consolidated its treaty reinsurance ceded program to cover global operations. This strategy will enable HSB to more closely manage its costs. In 1994 HSB increased its retention in order to mitigate the rising cost of reinsurance. This change could result in higher claim costs in future periods.

The increase in claims and adjustment expenses in 1995 compared to 1994 is the result of the acquisition and full consolidation of EIG, Co. Claims and adjustment expenses, exclusive of EIG, Co., decreased $3.9 million in the current year compared with 1994. Claim costs in 1994 include $4.8 million of losses relating to the California earthquake. The 1993 claims and adjustment expenses include catastrophic losses of $5.3 million for winter storms and $6.8 million for Midwest floods as well as the previously noted reserve strengthening. In 1995, there were no material catastrophic losses experienced by the Company. The components of claims and adjustment expenses, net of reinsurance, were as follows:


                            				      1995    1994    1993
				                                  ----    ----    ----
Provision for clams and adjust-
  ment expenses occurring
  in the current year                $152.2  $141.7  $172.2
Increase in estimated claims
  and adjustment expenses
  arising in prior years                2.7     1.5    26.9
				                                 ------  ------  ------
Total incurred claims
  and adjustment expenses            $154.9  $143.2  $199.1
                            				     ======  ======  ======
Loss ratio                             39.8%   42.5%   57.1%
				                                 ======  ======  ======

The improvement in the loss ratios over both periods is attributable to the reunderwriting efforts begun in 1993. In 1993, adverse development of prior year reserves was attributable to the settlement of certain large losses for which the Company initially determined it would not have liability; the settlement of some outstanding claims for more than was originally anticipated; unusually late notice of loss provided by the insured for several large losses; and reserves established for losses on which the coverage was being contested.

Claims and adjustment expense reserves comprise one of the largest liabilities on the Company's Statements of Financial Position. Reserves are established to reflect the Company's estimates of total losses and loss adjustment expenses that will ultimately be paid under direct and assumed insurance contracts. Loss reserves include claims and adjustment expenses on claims that have been reported but not settled and those that have been incurred but not yet reported to the Company. The length of time that reserves are carried on the Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. The majority of risks the Company insures are short-tailed in nature, relative to the property/casualty industry as a whole, meaning they generally settle shortly after claims are reported. The Company's loss reserve estimates reflect such variables as past loss experience and inflation. In addition, due to the nature of much of the Company's coverages, complex engineering judgments are involved. Previously established loss reserves are regularly adjusted as loss experience develops and new information becomes available. Adjustments to previously established reserves are reflected in the financial statements in the period in which the estimates are changed.

Failures of some insurance companies, in recent years, have caused increased interest and concern on the part of both the public and regulators. Various state laws require the Company to participate in guaranty associations, which pay policyholders' claims in the event of an insurer's insolvency, and certain joint underwriting associations, which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable. The increase in insurer insolvencies and the unprecedented level of catastrophes in recent years have resulted in higher assessments against the Company from the associations in which it participates. The Company has recorded its ultimate estimate of assessments in its financial statements.


ENGINEERING SERVICES OPERATIONS

For the years ended December 31,
                           				   1995       1994      1993
				                             -----      ------    ------
Net engineering
  services revenues              $252.1      $232.1    $231.5
Net engineering
  services expenses               229.5       213.9     219.7
                               	 ------      ------    ------
Operating gain                   $ 22.6      $ 18.2    $ 11.8
				                             ======      ======    ======
Net margin                          8.9%        7.9%      5.1%
				                             ======      ======    ======

Engineering services operations includes the results of HSB's and BI&I's engineering services, Radian Corporation, HSB Reliability
Technologies (HSBRT), HSB Professional Loss Control and HSB
International.

HSB presents both its engineering services revenues and expenses net of revenue and expenses for subcontractors. Net engineering services revenue increased 9 percent over 1994 with Radian accounting for most of the increase. Radian increased revenues by 10 percent in the current year through increases in market share in the defense, petroleum/chemical and general manufacturing sectors.

HSB's consolidated engineering services pretax operating gain increased 24 percent in 1995 to $22.6 million. The 1995 gain, another record year for the Company, was achieved through growth at Radian and improved margins at HSBRT. HSBRT's margin increased $3.4 million in 1995 over 1994 as certain unprofitable operations were disposed of in 1994. The increase in operating gain in 1994 over 1993 was achieved through improved margins at Radian as they undertook cost control measures and improved staff utilization.


INVESTMENT OPERATIONS

For the years ended December 31,

                     			      1995       1994        1993
			                           ----       ----        ----

Net investment income       $ 28.2      $ 26.2     $ 29.3
Realized investment gains      2.8         8.7       26.1
                     			    ------      ------     ------
Income from
  investment operations     $ 31.0      $ 34.9     $ 55.4
			                         ======      ======     ======
Total cash and invested
  assets, at fair value     $553.8      $489.7*    $506.0

Net unrealized
gains, pretax                 65.4        16.5       59.2


*Includes $63.1 million resulting from consolidation of EIG, Co.

The Company's investment strategy continues to be to maximize total return on the investment portfolio over the long term through investment income and capital appreciation. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The mix of the portfolio is managed to respond to anticipated claim pay-out patterns. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs. Investment strategies are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates and market conditions.

Net investment income increased slightly in 1995. The 8 percent growth was due to the full consolidation of EIG, Co. offset by lower interest rates. The decrease in 1994 resulted from a lower average investment portfolio, as equity holdings were liquidated to meet cash flow requirements. Cash was used to pay dividends, repay debt and to purchase fixed assets and treasury stock. The effective tax rate on investment income was 14.0, 17.9 and 13.5 percent in 1995, 1994 and 1993, respectively. The decrease in 1995 resulted from a shift in the mix of the portfolio to more holdings in tax preferred securities. In 1993, the portfolio was heavily weighted to equity securities with the effective rate reduced by lower taxes on dividend income.

The Company's investment portfolio continues to consist of high grade domestic and foreign investments. At the end of 1995, the Company's fixed maturities portfolio comprised 47 percent of the value of the invested assets. The credit quality of the Company's bond investments at December 31, 1995, averaged AA rating. The Company's portfolio does not include any bonds in default as to either principal or interest. Bonds held at December 31, 1995, had a fair value of $183.9 million. Redeemable preferred stocks averaged a BBB rating. Declining yields available on new fixed maturities relative to higher yields on maturing investments over the past few years have curtailed any significant investment income growth.

The carrying value of the equity securities portfolio represented 40 percent of the investments at December 31, 1995. This included $60.4 million of unrealized investment gains, which increased $34.2 million from 1994 on a sharp upturn in the stock market in 1995. The Company recorded $8.6 million of dividends and $3.5 million of net pretax realized gains from this portfolio in 1995. The Company's largest single holding accounted for less than 1 percent of total assets.


LIQUIDITY AND CAPITAL RESOURCES

Balances at December 31,
                               	    1995      1994      1993
				                               ------    ------    ------

Total assets                       $971.5    $905.7*   $877.9
Short-term investments               73.8      73.8**    53.8
Cash                                  9.3      12.1       7.3
Short-term borrowings                13.4      50.9***   42.7
Shareholders' equity                341.1     299.5     324.7


*Includes $100.9 million resulting from consolidation of EIG, Co.
**Includes $22.6 million resulting from consolidation of EIG, Co.
***Includes $24.1 million resulting from consolidation of EIG,Co.

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and its engineering and insurance operations, and maintains a highly liquid investment portfolio. The Company manages its cash and short-term investment position to meet its operating expense and claim payment needs. In addition, the Company has capacity to generate cash of up to $75 million through its short-term commercial paper program. At December 31, 1995, $12.0 million was outstanding. Commercial paper outstanding is primarily used to fund engineering services operations. In 1995, the company repaid $24.1 million of EIG, Co. short-term debt and EIG, Co. subsequently issued $25.0 million of senior notes due May, 15, 2000 at an interest rate of 6.83 percent. The Company does not anticipate any significant capital commitment associated with the Radian/Dow transaction and currently has no significant capital commitments planned for 1996. However, the Company will probably guaranty up to 40 percent of future Radian International LLC borrowings. Based upon the business plan of Radian International LLC, the Company's guarantee could range from $20 to $50 million.

Cash provided from operations was $95.5 million in 1995 compared to $40.3 million in 1994 and $53.3 million in 1993. In 1995, $17 million is attributable to the full consolidation of EIG, Co. Additional improvement in 1995 is due to better underwriting and engineering services results. Excluding the impact of EIG, Co., cash flow from insurance operations grew as premiums collected increased by 6 percent while claim payments decreased by 5 percent from 1994. Engineering services revenue collected also increased by 7 percent.

Cash provided by operating and investing activities was used to pay dividends, repay short-term borrowings, and repurchase Company stock. The Company repurchased 136,943; 147,486; and 229,992 shares of its common stock in 1995, 1994 and 1993, respectively.

Dividends paid by the Company are limited by state insurance regulations. The current restriction is the greater of 10 percent of prior year's statutory surplus or net income as reported to the regulatory agencies. Currently, the Company can pay $65.3 million in dividends in 1996 without requesting regulatory approval. Due to the Company's strong financial position, regulatory approval was received for the payment of 1995 dividends.

Pursuant to the terms of the acquisition agreement for EIG, HSB has the option to exchange the EIG, Co. preferred stock, which was issued to Gen Re at the time of the acquisition, for HSB convertible preferred stock at the end of 1996.

As part of HSB's strategic planning process the Company periodically assesses its capital structure to ensure that appropriate capital is available to grow its core business.



DEVELOPMENTS IN INSURANCE REGULATIONS

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted the property and casualty risk based capital (RBC) formula. RBC is used by regulators as an early warning tool to identify insurers with weak or deteriorating financial positions requiring further regulatory attention, or the initiation of regulatory action. The RBC formula monitors elements of risk defined as underwriting risk, invested asset risk, credit risk and off balance sheet risk. Property and casualty insurers were required to report the results of the formula for the first time in their 1994 statutory filings. HSB substantially exceeded the RBC requirements in 1995 and 1994.

The NAIC is currently working on a model investment law which would provide guidelines for insurers in structuring their investment portfolios. These guidelines are intended to preserve principal, assure diversification as to investment, issuer and credit quality, and promote prudent investment management strategies to ensure companies are positioned to cover reasonably foreseeable contingencies. The guidelines are expected to be issued during 1996 for adoption by the states. The Company does not expect such guidelines to have a material effect on its investment practices.

Regulator concerns about the consistency and comparability of statutory accounting practices (SAP) has prompted the NAIC to undertake a codification project which will replace prescribed or permitted SAP as the regulatory basis of accounting for insurance companies. Conversion to new statutory accounting standards is expected to be required sometime after 1996.


Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

                                           					      Page No.
Report of Independent Accountants

Financial Statements

     Consolidated Statements of Operations
     for the years ended December 31, 1995,
     1994 and 1993.

     Consolidated Statements of Financial
     Position - December 31, 1995 and 1994.

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1995,
     1994 and 1993.

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended
     December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements

Schedule  I -  Summary of Investments-
	       Other than Investments in Related
	       Parties

Schedule  IV - Reinsurance

Schedule  V -  Valuation and Qualifying Accounts

No other schedules are required to be filed herewith pursuant to
Article 7 of Regulation S-X.




REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of The Hartford Steam Boiler Inspection and Insurance Company

     We have audited the consolidated financial statements and the financial statement schedules of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries listed in item 8 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits during 1993.

Coopers & Lybrand
Hartford, Connecticut
January 22, 1996



CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, (in millions, except per share amounts)

                                               		 	 				  1995             1994             1993
	                                                	 	 				 -----            ------            -----
REVENUES:
Insurance premiums                                       $389.1           $336.6            $349.2

Net engineering services                                  252.1            232.1             231.5
Net investment income                                      28.2             26.2              29.3
Realized investment gains                                   2.8              8.7              26.1
	                                                 						 ------            ------           -------
   Total revenues                                         672.2            603.6             636.1
					                                                 		 ------            ------           -------
EXPENSES:
Claims and adjustment                                     154.9            143.2             199.1
Policy acquisition                                         78.1             64.7              64.2
Underwriting and inspection                               121.9            105.1             112.3
Net engineering services                                  229.5            213.9             219.7
Interest                                                    1.5              1.6               1.8
Restructuring                                               -                 -               20.0
Charge for Proposition 103                                  -                2.9                -
                                                 							 ------            ------            -------
   Total expenses                                         585.9            531.4             617.1
Equity in operations of
  insurance association                                     -                1.4              (2.1)

INCOME BEFORE TAXES AND CUMULATIVE                       ------            ------            -------
  EFFECT OF CHANGE IN ACCOUNTING                           86.3             73.6              16.9
                                                 							 ------            ------            -------
INCOME TAXES (BENEFIT):
Current                                                    24.3             18.7               6.9
Deferred                                                    (.6)             3.0              (3.1)
                                                  						 ------            ------            -------
   Total income taxes                                      23.7             21.7               3.8

INCOME BEFORE CUMULATIVE EFFECT                          -------           ------            -------
OF CHANGE IN ACCOUNTING                                    62.6             51.9              13.1

Cumulative effect of change in
accounting for postemployment
benefits (net of income tax of $1.9)                        -                 -               (3.6)
                                                 							 -------           -------           -------
NET INCOME                                               $ 62.6           $ 51.9             $ 9.5
							                                                  =======           =======           =======
PER COMMON SHARE:
Income before accounting change                          $  3.07          $  2.54            $  .63
Cumulative effect of change
  in accounting                                             -                 -                (.17)
						                                                 	 -------           -------           -------
Net income                                               $  3.07          $  2.54            $  .46
							                                                  =======           =======           =======
Average shares outstanding                                 20.4             20.5              20.7
							                                                  =======           =======           =======

The accompanying notes are an integral part of the consolidated financial statements


CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
At December 31, (in millions, except per share amounts)

                                                                   				  1995       1994
								                                                              	--------    --------
ASSETS:
Cash                                                                    $  9.3      $ 12.1
Short-term investments, at cost                                           73.8        73.8
Fixed maturities, at fair value (cost - $247.6; $205.2)                  255.3       198.9
Equity securities, at fair value (cost - $155.0; $178.7)                 215.4       204.9
							                                                               		-------     -------
Total cash and invested assets                                           553.8       489.7

Insurance premiums receivable                                             87.2        83.1
Engineering services receivable                                           68.8        72.1
Fixed assets                                                              62.3        64.2
Prepaid acquisition costs                                                 34.1        35.5
Capital lease                                                             16.8        17.5
Reinsurance recoverable                                                   47.9        44.9
Other assets                                                             100.6        98.7
                                                               									-------     -------
     Total assets                                                       $971.5      $905.7
									                                                               =======     =======
LIABILITIES:
Unearned insurance premiums                                             $216.2      $201.3
Claims and adjustment expenses                                           190.9       199.4
Short-term borrowings                                                     13.4        50.9
Long-term borrowings                                                      25.6          .6
Capital lease                                                             27.8        27.8
Deferred income taxes                                                     18.9        (4.6)
Dividends payable                                                         11.6        11.2
Minority interest                                                         20.0        20.0
Other liabilities                                                        106.0        99.6
								                                                                -------      -------
     Total liabilities                                                   630.4       606.2
								                                                                -------      -------
SHAREHOLDERS' EQUITY:
Common stock (stated value; shares authorized 50.0;
  shares issued 21.3; shares outstanding 20.3; 20.4)                      10.0        10.0
Additional paid-in capital                                                33.9        34.0
Unrealized investment gains, net of tax                                   43.9        13.9
Retained earnings                                                        305.1       288.1
Treasury stock, at cost (shares 1.0; .9)                                 (47.7)      (41.9)
Benefit plans                                                             (4.1)       (4.6)
				                                                                				-------     -------
  Total shareholders' equity                                             341.1       299.5
								                                                               	-------     -------
  Total liabilities and shareholders' equity                            $971.5      $905.7
						                                                               			=======     =======
Shareholders' equity per common share                                   $ 16.81     $ 14.67
								                                                               	=======     =======

The accompanying notes are an integral part of the consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, (in millions)                            1995      1994      1993
                                                               									-------    ------    -------
OPERATING ACTIVITIES:
Net income                                                              $ 62.6     $ 51.9   $  9.5
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                                           23.1       23.6     20.6
  Deferred income taxes                                                    (.6)       3.0     (3.1)
  Realized investment gains                                               (2.8)      (8.7)   (26.1)
Change in:
  Insurance premiums receivable                                           (4.1)      (4.3)    (6.5)
  Engineering services receivable                                          3.3        6.9     (7.8)
  Prepaid acquisition costs                                                1.4       (2.0)      -
  Reinsurance recoverable                                                 (3.0)       3.8     (4.6)
  Unearned insurance premiums                                             14.9        8.5     (1.7)
  Claims and adjustment expenses                                          (8.5)     (37.2)    41.7
  Other                                                                    9.2       (5.2)    31.3
									                                                                -------    -------  -------
     Cash provided by operating activities                                95.5       40.3     53.3
									                                                                -------    -------  -------
INVESTING ACTIVITIES:
Fixed asset additions                                                    (16.8)     (16.8)   (14.3)
Investments:
  Sale (purchase) of short-term investments, net                           -          2.5     (7.2)
  Purchase of fixed maturities                                          (152.1)     (52.3)   (29.9)
  Proceeds from sale of fixed maturities                                  91.5       13.5      7.1
  Redemption of fixed maturities                                          17.0       20.5     27.5
  Purchase of equity securities                                          (95.0)    (151.1)  (488.5)
  Proceeds from sale of equity securities                                122.9      216.6    516.2
  Cash acquired in connection with EIG acquisition                         -           .3       -
								                                                               	------     -------   -------
     Cash provided by (used in) investment activities                    (32.5)      33.2     10.9
								                                                               	------     -------   -------
FINANCING ACTIVITIES:
Decrease in short-term borrowings, net                                   (37.5)     (15.9)    (9.5)
Repayment of long-term debt                                                (.1)       (.1)     (.1)
Increase of long-term debt                                                25.1         -         -
Dividends paid to shareholders                                           (45.3)     (43.9)   (43.9)
Repayment of employee stock ownership plan debt                           (1.7)      (2.1)    (1.9)
Purchase of treasury stock                                                (6.3)      (6.7)   (10.2)
								                                                                -------    -------    -------
      Cash used in financing activities                                  (65.8)     (68.7)   (65.6)
								                                                                -------    -------    -------
   Net increase (decrease) in cash                                        (2.8)       4.8     (1.4)
   Cash at beginning of period                                            12.1        7.3      8.7
								                                                                -------    -------    -------
   Cash at end of period                                                $  9.3     $ 12.1   $  7.3
								                                                                =======    =======    =======
INTEREST PAID                                                           $  1.5     $  1.6   $  1.8
								                                                                -------    -------   -------
FEDERAL INCOME TAX PAID                                                 $ 23.4     $  8.2   $  4.3
							                                                                 -------    -------   -------


NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of EIG through issuance of EIG, Co. preferred stock of $20 million in 1994.
The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the years ended December 31, (in millions)

                                                         								     Net
                             				Total                                Unrealized
			                             	Share-                 Additional    Investment
				                             holders'    Common     Paid-in       Gains          Retained      Treasury     Benefit
				                             Equity      Stock      Capital       (Losses)       Earnings      Stock        Plans

- ----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1992   $ 374.3     $ 10.0     $ 33.4        $ 51.9         $ 314.8      $ (26.9)    $ (8.9)
- ----------------------------------------------------------------------------------------------------------------------
Net income                          9.5         -           -            -              9.5           -          -
Dividends declared                (43.9)        -           -            -            (43.9)          -          -
Change in unrealized
  investment gains, net of tax    (13.0)        -           -         (13.0)             -            -          -
SFAS 115 accounting change          5.3         -           -           5.3              -            -          -
Benefit plans                       1.4         -          .2            -               -            .4         .8
Exercise of stock options            .9         -          .3            -               -            .6         -
Purchase of treasury stock         (9.8)        -           -            -               -          (9.8)        -
- ----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1993   $ 324.7     $ 10.0     $ 33.9        $ 44.2         $ 280.4      $ (35.7)    $ (8.1)
- ----------------------------------------------------------------------------------------------------------------------
Net income                         51.9         -           -            -             51.9           -          -
Dividends declared                (44.2)        -           -            -            (44.2)          -          -
Change in unrealized
  investment gains, net of tax    (30.3)        -           -         (30.3)             -            -          -
Benefit plans                       4.0         -           -            -               -            .5        3.5
Exercise of stock options            .1         -          .1            -               -            -          -
Purchase of treasury stock         (6.7)        -           -            -               -          (6.7)        -
- ----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994   $ 299.5     $ 10.0     $ 34.0        $ 13.9         $ 288.1      $ (41.9)    $ (4.6)
- ----------------------------------------------------------------------------------------------------------------------
Net income                         62.6         -           -            -             62.6           -          -
Dividends declared                (45.6)        -           -            -            (45.6)          -          -
Change in unrealized
  investment gains, net of tax     30.0         -           -          30.0              -            -          -
Benefit plans                        .9         -         (.1)           -               -            .5         .5
Purchase of treasury stock         (6.3)        -           -            -               -          (6.3)        -
- ----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995   $ 341.1     $ 10.0     $ 33.9        $ 43.9         $ 305.1      $ (47.7)    $ (4.1)
======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share amounts)

1. ACCOUNTING POLICIES

Consolidation

The accompanying financial statements present the consolidated accounts of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries (collectively, the Company) and are prepared in accordance with generally accepted accounting principles (GAAP). Significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires the use of estimates in reporting certain assets and liabilities. Actual results could differ from those estimates.

Insurance

Insurance premium revenues are net of reinsurance ceded and are generally earned on a pro rata basis over the contract period. The portion of gross insurance premiums not earned at the end of the period is recorded as unearned insurance premiums on the Consolidated Statements of Financial Position. Unearned ceded premiums are included in other assets on the Consolidated Statements of Financial Position.

Prepaid acquisition costs, consisting of commissions and premium taxes, are amortized as the related insurance premiums are earned. All other acquisition costs are charged to operations as incurred.

Liabilities for claims and adjustment expenses for boiler and machinery, property and other coverages represent estimated reserves on claims and adjustment expenses reported but not yet settled and the cost of claims and adjustment expenses incurred but not yet reported. Reserves for claims and adjustment expenses are undiscounted and are gross of amounts recoverable from reinsurers. Reserves are reduced for estimated amounts of salvage and subrogation and deductibles recoverable from customers. The length of time that reserves for claims and adjustment expenses are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. Estimates for these reserves reflect such variables as past loss experience, changes in judicial interpretation of legal liability, policy coverage and inflation, and require complex engineering judgments. Due to the nature of the variables involved in the reserving process, subjective judgments are an integral component. Previously estimated reserves are regularly adjusted as loss experience develops and new information becomes available. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates are changed. (See note 12.) The Company records subrogation when recoverability is probable, such as when a judgment is returned, liability is admitted to or settlement is reached.

Reinsurance recoverable represents amounts due from reinsurers for paid and unpaid claims and adjustment expenses through ceded reinsurance agreements.

Engineering Services

The Company recognizes the majority of its engineering services revenues as the service is provided, net of related subcontract costs of $28.8, $21.5 and $24.6 million in 1995, 1994 and 1993, respectively. Generally, revenues from contracts are recognized on the percentage-of-completion method; costs on such contracts are included in operations as incurred. Provisions are made for losses on contracts at the time such losses become known.

Investments

Short-term investments have a maturity of one year or less and are carried at cost which approximates fair value. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. All fixed maturities and equity securities are classified as available for sale. Accordingly, these investments are carried at estimated fair value. Estimated fair values of securities classified as available for sale are based principally upon quoted market prices.

Investment income is net of investment expenses. Realized investment gains and losses are determined on the basis of costs related to those investments sold and are recorded on the trade date. Also included in realized investment gains and losses are losses arising from declines in the realizable value of investments considered to be other than temporary. Unrealized gains and losses on investments classified as available for sale and foreign exchange gains and losses on certain investments in foreign operations are included net of income tax in Shareholders' equity.

The carrying values of short-term investments, investment income accrued and securities transactions in the course of settlement approximate their fair value because of the relatively short period of time between origination of the instruments and their expected realization.

Income Taxes

Deferred tax assets and liabilities are generally determined based on the difference between financial statement and tax bases for certain assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are allowed if future realization is more likely than not. Deferred income taxes are provided for unrealized appreciation on fixed maturities and equity securities available for sale, prepaid acquisition costs, unearned premiums, certain employee benefit costs and other items which are the result of temporary differences in the treatment of such items for tax and financial statement purposes.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation.
Depreciation is calculated on the basis of estimated useful lives using straight-line and accelerated methods. Upon retirement or replacement, any gain or loss is included in operations.

Goodwill and Other Intangible Assets

Goodwill is generally amortized over 15 years and other intangible assets over their estimated useful lives. These assets are included in other assets on the Consolidated Statements of Financial Position and amounted to $21.5 and $22.9 million at December 31, 1995 and 1994, respectively. The Company evaluates the realizability of goodwill based upon projections of undiscounted cash flows.

2. CHANGE IN ACCOUNTING PRINCIPLE

In 1993, the Company adopted Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits," with retroactive application to January 1, 1993. The adoption of SFAS 112 resulted in a non-cash, after-tax charge of $3.6 million or $.17 per share. This charge was recognized as the cumulative effect of a change in accounting in the Consolidated Statements of Operations.

3. FUTURE CHANGES IN ACCOUNTING PRINCIPLES

In March 1995, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 31, 1995. SFAS 121 requires that entities review long-lived assets, certain intangibles and goodwill for possible impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of SFAS 121 is not expected to have a material impact on the Company's financial results.

In October 1995, the Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. SFAS 123 allows entities to adopt the fair value based method of accounting for stock compensation or continue under current accounting practice. Entities electing to remain with current accounting must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting in this Statement had been applied. The Company expects to make pro forma disclosure of awards granted in 1995 and future years and has not yet settled on a method of valuation.


4. ACQUISITION

In December 1994, The Hartford Steam Boiler Inspection and Insurance Company (HSB) acquired the remaining 50 percent interest in Engineering Insurance Group (EIG), a partnership which was jointly formed by the Company and General Reinsurance Corporation (Gen Re) in 1988. The partnership was the parent of Engineering Insurance Company Limited, a London based insurer formed in 1989 principally to offer machinery breakdown coverage to business and industry outside the United States and Canada. Coincident with the December 1994 acquisition, the partnership was incorporated with the Company acquiring all outstanding common shares and Gen Re acquiring preferred shares of the new company, EIG, Co. HSB has the option to exchange the EIG, Co. preferred stock for HSB convertible preferred stock at the end of 1996. The Company has accounted for this transaction as a purchase resulting in the recording of assets and liabilities acquired at fair value, and goodwill of $15.9 million, which is being amortized over 15 years. The Company's interest in EIG, Co. has been fully consolidated in the Consolidated Statements of Financial Position beginning December 31, 1994, reflecting the preferred issuance as a minority interest. Prior to this acquisition, the Company's 50 percent ownership in EIG had been accounted for under the equity method. Accordingly, the results of operations for 1994 and 1993 have been reflected under the caption "Equity in operations of insurance association" in the Consolidated Statements of Operations, while the 1995 results of operations for EIG, Co. are fully consolidated.

5. SUBSEQUENT EVENTS

In January 1996, HSB and The Dow Chemical Company (Dow) formed a new company, Radian International LLC (Limited Liability Company), which will provide environmental, information technology, and strategic chemical management services to industries and governments worldwide. According to the terms of the agreement, the ownership of Radian International LLC initially will be 60 percent Dow and 40 percent HSB, via the wholly owned subsidiaries of each company. Income will be subject to a preference return to HSB in the first two years. As is customary in joint ventures, the agreements between HSB and Dow specify certain circumstances under which the business can be sold, venture assets and liabilities can be distributed or partners' interests can be sold subject to certain rights of first refusal.

In 1996, HSB's interest in Radian International LLC will be accounted for on the consolidated financial statements under the equity method of accounting. Had the transaction occurred at the beginning of 1995 total revenues and total expenses would have been $470.7 and $399.7 million, respectively, and consolidated assets and liabilities at December 31, 1995 would have been $954.1 and $613.0, respectively.


6. RESTRUCTURING

In September of 1993, the Company recorded a $20 million charge for the cost of restructuring its insurance and engineering services businesses. Restructuring costs include severance and other costs related to planned staff reductions and charges related to a realignment of the Company's operations. At December 31, 1995, $.5 million of restructuring liability remains.


7. SEGMENT INFORMATION

HSB is a multi-national company operating primarily in North American, European, and Asian markets. The most significant business is boiler and machinery insurance, which provides insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment, along with a high level of inspection services aimed at loss prevention. The Company also offers professional scientific and technical consulting for industry and government on a worldwide basis. While the principal market for insurance and engineering services is the United States, the Company continues to see growth opportunities in overseas markets. The Company operates three principal businesses - insurance, engineering services and investments. Revenues, expenses and receivables are shown for these segments in the Company's financial statements. The Company does not allocate assets between business segments.

In 1995, the Company derived approximately 13 percent of its total revenues from engineering services contracts with various agencies and departments of the U.S. government.



The following presents financial data of the Company based on geographic location:

				 For the Years
                               Ended December 31,
			                          ---------------------
			                          1995    1994     1993
			                          ---------------------
REVENUES
U.S.                        $581.7   $561.6   $595.6
Non-U.S.                      90.5     42.0     40.5
                     			    ------   ------   ------
Total revenues              $672.2   $603.6   $636.1
			                         ======   ======   ======

INCOME BEFORE TAXES AND
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING
U.S                         $ 68.6   $ 66.9   $ 13.5
Non-U.S.                      17.7      6.7      3.4
                      		    ------   -------  ------
Total income before taxes
and cumulative effect of
change in accounting        $ 86.3   $ 73.6   $ 16.9
                     			    ======   =======  ======

                         				   At December 31,
			                        --------------------------
			                         1995      1994     1993
			                        --------------------------
IDENTIFIABLE ASSETS
U.S.                        $758.2    $744.0  $807.3
Non-U.S.                     213.3     161.7*   70.6
			                        -------    ------  ------
Total assets                $971.5    $905.7  $877.9
			                        =======    ======  ======


*Includes $100.9 million resulting from consolidation of EIG, Co.
(See note 4.)

8. STATUTORY FINANCIAL INFORMATION

HSB is a Connecticut domiciled insurance company which is licensed to conduct business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The annual statements for state insurance regulatory authorities are currently prepared using accounting methods prescribed or permitted by such authorities (statutory basis). Statutory accounting practices (SAP) differ in certain respects from GAAP. With respect to the Company's financial statements, these differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, fixed maturity investments, valuation of certain non-insurance affiliates and employee benefit plans. At year-end 1995 and 1994, policyholders' surplus on a statutory basis was $280.6 and $238.0 million, respectively. Statutory net income, adjusted to include the earnings of all HSB domestic insurance subsidiaries for 1995, 1994 and 1993 was $66.7, $40.1 and $20.1 million, respectively.

The Company is currently subject to various regulations that limit the maximum amount of dividends available to shareholders without prior approval of insurance regulatory authorities. Under SAP, $65.3 million of statutory surplus is available for distribution to shareholders in 1996 without prior regulatory approval.

In December 1993, the National Association of Insurance Commissioners (NAIC) adopted the property and casualty risk based capital (RBC) formula which allows regulators to more closely monitor insurers with weak or deteriorating financial positions and take regulatory action under certain conditions. The RBC formula for property and casualty companies monitors elements of risk defined as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. Property and casualty insurers were required to report the results of the formula for the first time in their 1994 statutory filings. HSB substantially exceeded the RBC requirements in 1995 and 1994.

The NAIC is currently working on a model investment law that would provide guidelines for insurers in structuring their investment portfolios. These guidelines are intended to preserve principal, assure diversification as to investment, issuer and credit quality, and promote prudent investment management strategies to ensure companies are positioned to cover reasonably foreseeable contingencies. The guidelines are expected to be issued during 1996 for adoption by the states.

Regulator concerns about the consistency and comparability of SAP has prompted the NAIC to undertake a codification project that will replace prescribed or permitted SAP as the regulatory basis of accounting for insurance companies. Conversion to new statutory accounting standards is expected to be effective sometime after 1996.



9.  INVESTMENTS

                                  					  1995     1994    1993
					                                    ---------------------
INCOME FROM INVESTMENT OPERATIONS

  Net investment income:
    Short-term interest                  $ 6.2    $ 2.0   $ 1.3
    Fixed maturities:
      Taxable interest                     9.0      4.1     3.7
      Tax exempt interest                  1.9      2.5     2.1
      Redeemable preferred dividends       6.3      6.4     6.9
  Equity securities:
      Common dividends                     4.0      6.7    10.5
      Non-redeemable preferred dividends   4.6      5.1     6.3
  Other                                    1.2      2.3     1.0
                                   					 -----    -----   -----
       	Total investment income           33.2     29.1    31.8
       	Investment expenses               (5.0)    (2.9)   (2.5)
					                                    -----    -----   -----
	         Net investment income          $28.2    $26.2   $29.3
					                                    =====    =====   =====
Realized investment gains (losses):
  Fixed maturities:
    Bonds:
      Gains                              $  .7    $ 1.2   $ 1.0
      Losses                              (1.5)     (.7)    (.6)
					                                    -----    -----   -----
       	Net gains (losses)                 (.8)      .5      .4

    Redeemable preferred stocks:
      Gains                                 .7      1.7      .6
      Losses                               (.6)     (.2)    (.4)
	                                   				 -----    -----   -----
       	Net gains                           .1      1.5      .2
Equity securities:
  Common stocks:
      Gains                               11.4     19.3    37.3
      Losses                              (7.4)   (17.3)  (16.0)
					                                    -----    -----   -----
        Net gains                          4.0      2.0    21.3
  Non-redeemable preferred stocks:
      Gains                                 .2      5.0     4.2
      Losses                               (.7)     (.3)     -
					                                    -----    -----   -----
	       Net gains (losses)                 (.5)     4.7     4.2
				                                   	 -----    -----   -----
	        Realized investment gains       $ 2.8    $ 8.7   $26.1
					                                    =====    =====   =====

Realized investment gains and losses for 1994 included $1.5 million of losses on common stocks arising from declines in the realizable value of investments considered to be other than temporary. There were no material declines in the realizable value of investments considered to be other than temporary for 1995.


UNREALIZED INVESTMENT GAINS, NET OF TAX

                          				       1995    1994    1993
				                                 --------------------

     Fixed maturities:
       	  Gains                       $ 9.3   $ 2.4   $ 9.1
	         Losses                       (1.6)   (8.7)    (.9)
				                                  -----   -----   -----
	            Net gains (losses)         7.7    (6.3)    8.2
     Equity securities:
	         Gains                        64.2    35.8    59.3
	         Losses                       (3.8)   (9.6)   (6.1)
				                                   -----   -----   -----
       	     Net gains                 60.4    26.2    53.2
     Foreign exchange                  (2.7)   (3.4)   (2.2)
				                                   -----   -----   -----
	         Total unrealized
	         investment gains             65.4    16.5    59.2
     Income taxes                     (21.5)   (2.6)  (15.0)
	            Unrealized investment     -----   -----   -----
	            gains, net of tax        $43.9   $13.9   $44.2
                            				       =====   =====   =====


FIXED MATURITIES

The amortized cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of fixed maturities at December 31, were as follows:

                                  					       1995
			                         -------------------------------------------
					                                  Estimated   Gross       Gross
			                         Amortized   Fair      Unrealized   Unrealized
Category                      Cost      Value      Gains       Losses
- --------                    -------------------------------------------

Redeemable preferred stocks  $ 70.0      $ 71.4     $ 2.9       $ 1.5
States and municipalities      25.3        27.0       1.8          .1
Foreign governments            45.3        46.7       1.4          -
Corporate and other           106.9       110.1       3.2          -
U.S. Treasury and agencies       .1          .1        -           -
                      			     ------      ------     ------      ------
    Total fixed maturities   $247.6      $255.3     $ 9.3       $ 1.6
			                           ======      ======     ======      ======

					                                            1994
			                           -------------------------------------------
				                                  Estimated   Gross       Gross
			                        Amortized   Fair    Unrealized   Unrealized
Category                      Cost     Value      Gains       Losses
- ---------                   -------------------------------------------

Redeemable preferred stocks  $ 67.0     $ 63.9     $ 1.6       $ 4.7
States and municipalities      49.5       47.8        .7         2.4
Foreign governments            27.5       26.4        .1         1.2
Corporate and other            61.0       60.6        -           .4
U.S. Treasury and agencies       .2         .2        -           -
                     			     ------     ------     ------      ------
     Total fixed maturities  $205.2     $198.9     $ 2.4       $ 8.7
			                          ======     ======     ======      ======


The amortized cost and estimated fair value of fixed maturities at December 31, by contractual years-to-maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

 						                                          1995
					                                      --------------------
						                                                  Estimated
                                   					   Amortized    Fair
Maturity                                     Cost       Value
- --------                                   --------------------

One year or less                           $ 15.1     $ 15.4
Over one year through five years            108.4      111.8
Over five years through ten years            80.8       83.4
Over ten years                               43.3       44.7
                                 	  				   ------     ---------
     Total fixed maturities                $247.6     $255.3
					                                      ======     =========

EQUITY SECURITIES

The cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of equity securities at December 31, were as follows:

                                    						     1995
		                            		 --------------------------------------
					                                    Estimated  Gross      Gross
					                                     Fair      Unrealized Unrealized
				                              Cost    Value     Gains      Losses
                            				 --------------------------------------

Common stocks                    $ 98.2    $153.5     $ 56.7     $ 1.4
Non-redeemable preferred stocks    56.8      61.9        7.5       2.4
                            				 ------    ------     ------     ------
    Total equity securities      $155.0    $215.4     $ 64.2     $ 3.8
			                            	 ======    ======     ======     ======
						                                          1994
				                             ---------------------------------------
				                                        Estimated  Gross      Gross
				                                Cost     Fair      Unrealized Unrealized
					                                        Value     Gains      Losses
				                             ---------------------------------------
Common stocks                    $126.4    $153.7     $ 32.7     $ 5.4
Non-redeemable preferred stocks    52.3      51.2        3.1       4.2
                             				 ------    ------     ------     ------
    Total equity securities      $178.7    $204.9     $ 35.8     $ 9.6
			                             	 ======    ======     ======     ======


The Company held no derivative financial instruments in its investment portfolio at December 31, 1995 and 1994. The Company sells covered call options, at times, to protect against adverse changes in market values. Premiums received on options written are deferred and recognized as a component of gross realized gains when the option contracts are exercised or expire. During 1995 and 1994, aggregate premiums received by the Company on covered call options amounted to less than $.l and $.7 million, respectively. Net gains recognized on sales of underlying instruments amounted to less than $.l and $.4 million for 1995 and 1994, respectively. Generally the duration of covered call options written by the Company does not exceed 30 days.



10.  ENGINEERING SERVICES RECEIVABLE

Engineering services receivable is summarized as follows:

                                          						 1995   1994
					                                          ------  ------

Amounts billed                                 $ 45.9  $ 41.0
Amounts unbilled                                 18.1    26.0
Amounts due upon completion of contracts          5.5     5.7
                                    					       ------  ------
				                                          		 69.5    72.7
Less allowance for bad debts                      (.7)    (.6)
					                                           ------  ------
  Engineering services receivable              $ 68.8  $ 72.1
					                                           ======  ======

11. REINSURANCE

The components of net written and net earned insurance premiums were as follows:

                                   					    1995     1994     1993
					                                      ------   ------   ------

Written premiums:
    Direct                                 $285.3   $251.7   $246.1
    Assumed                                 182.9    137.9    131.0
    Ceded                                   (59.9)   (49.3)   (32.6)
                                   					   ------   ------   ------
      Net written insurance premiums       $408.3   $340.3   $344.5
					                                      ======   ======   ======
Earned Premiums:
    Direct                                 $279.7   $242.6   $246.9
    Assumed                                 175.3    139.1    131.6
    Ceded                                   (65.9)   (45.1)   (29.3)
					                                      ------   ------   ------
      Net earned insurance premiums        $389.1   $336.6   $349.2
					                                      ======   ======   ======

The Company writes direct business through agencies and brokerage firms. In addition, the Company assumes boiler and machinery business through treaty and facultative reinsurance with over 100 insurance companies and several insurance pools. A significant amount of this assumed book is underwritten by the Company. The insurance industry, in general, is undergoing a significant shakeout and consolidation. Considerable merger and acquisition activity has occurred recently and more is anticipated in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted.

As a property insurer, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses, and to provide additional capacity to write business. In the unlikely event that ceded reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Reinsurance recoverable on unpaid claims and the unearned portion of ceded reinsurance premiums are reported as assets, rather than netted against the related liability accounts. The Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS 113. The Company recorded $18.5 and $31.0 million of reinsurance recoveries as a reduction of its claims and adjustment expenses during the years 1995 and 1994, respectively. Reinsurance recoverable on paid claims and adjustment expenses was $2.5 and $6.8 million at December 31, 1995 and 1994, respectively.

Effective December 1, 1995 the Company increased its participation in Industrial Risk Insurers (IRI) from approximately .5 percent to 14 percent. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. IRI has a fiscal year ending November 30, and provides quarterly reports to member companies of the association. As a result, HSB's increased participation will initially be reflected in the first quarter financial reports for 1996.



12.  RECONCILIATION OF NET LIABILITY FOR CLAIMS AND ADJUSTMENT
     EXPENSES

The following table provides a reconciliation of the beginning and ending reserves for claims and adjustment expenses, net of reinsurance recoverables.

                                         						   1995      1994     1993
						                                           ------    ------   ------

Net liability for claims and adjustment
  expenses at January 1,                          $161.3    $171.3   $132.8
                                         						  ------    ------   ------
Plus:
  Provision for claims and adjustment
    expenses occurring in the current year         152.2     141.7    172.2
  Increase in estimated claims and
    adjustment expenses arising in
    prior years                                      2.7       1.5     26.9
					                                          	  ------    ------   ------
  Total incurred claims and adjustment
    expenses                                       154.9     143.2    199.1
					                                          	  ------    ------   ------
Less:
  Payment for claims arising in:
  Current year                                      58.9      63.5     60.9
  Prior years                                      111.8     108.7     99.7
					                                          	  ------    ------   ------
  Total payments                                   170.7     172.2    160.6
				                                          		  ------    ------   ------
Plus:
  Full consolidation of EIG, Co.
    at December 31, 1994 (See note 4)                -        19.0      -
					                                          	  ------    ------   ------
  Net liability for claims and
    adjustment expenses
    at December 31                                $145.5    $161.3   $171.3
                                          						  ======    ======   ======

The 1993 claims and adjustment expenses included adverse development of prior years' reserves. The adverse development of the 1992 year-end reserves was attributable to the settlement of certain large losses for which the Company initially determined it would not have liability, the settlement of some outstanding claims for more than was originally anticipated, unusually late notice of loss provided by the insured for several large losses, and reserves established for losses on which the coverage is being contested.

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

A reconciliation of the net liability to the gross liability for claims and adjustment expenses is as follows:

	                                          					   1995     1994     1993
 						                                          -------------------------

Net liability for claims and adjustment expenses
    at December 31,                               $145.5   $161.3    $171.3
Reinsurance recoverable on unpaid claims and
    adjustment expenses                             45.4     38.1      43.1
                                          						  ------   ------    ------
Gross liability for claims and adjustment expenses
    at December 31,                               $190.9   $199.4    $214.4
                                          						  ======   ======    ======

13.  FIXED ASSETS

Fixed assets are summarized as follows:

                                                							 1995       1994
						                                                 -----------------

Land and buildings                                     $  7.4     $  7.4
Furniture, equipment and other                          129.9      123.1
                                          						       ------     ------
                                                 							137.3      130.5
Less accumulated depreciation                           (75.0)     (66.3)
						                                                 -------    ------
    Fixed assets                                       $ 62.3     $ 64.2
                                           					       =======    ======


14.   INCOME TAXES

Tax Provision

A reconciliation of income taxes (benefit) at U.S. statutory rates to the income taxes (benefit) as reported is as follows:

                             				   1995             1994           1993
			                           ----------------------------------------------
				                                    % of            % of           % of
				                                   Pre-Tax         Pre-Tax        PreTax
			                            Amount  Income   Amount Income  Amount Income
			                           ----------------------------------------------
Income before taxes           $86.3    100%    $73.6   100%   $16.9   100%
			                           =====    =====   =====   ====   =====   =====
Tax at statutory rates        $30.2     35%    $25.8    35%   $ 5.9    35%
Income taxed at foreign rates    .2      -        .2     -       .1     -
Dividends received deduction   (3.9)    (5)     (4.3)   (6)    (5.7)  (34)
Tax exempt interest             (.7)    (1)      (.7)   (1)     (.7)   (4)
Restructuring                     -      -        -      -      3.5    21
Tax credits and others         (2.1)    (2)       .7     1       .7     4
			                           -----    -----   -----   ----   -----   -----
   Total income taxes and
   effective tax rate         $23.7     27%    $21.7    29%   $ 3.8    22%
                     			      =====    =====   =====   ====   =====   =====

Income taxes (benefit) consisted of the following:

                              		     1995          1994          1993
				                                ----------------------------------
Current provision:
     U.S.                           $16.1         $15.6         $ 4.6
     Foreign                          8.2           3.1           2.3
                           				    ------        ------        ------
	       Current provision            24.3          18.7           6.9
				                               ------        ------        ------
Deferred provision:
     U.S.                              .8           2.8          (3.3)
     Foreign                         (1.4)           .2            .2
				                               ------        ------        ------
	        Deferred provision           (.6)          3.0          (3.1)
				                               ------        ------        ------
   Total income taxes               $23.7         $21.7         $ 3.8
                           				    ======        ======        ======


Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:

                                					     1995          1994
					                                   ---------------------
Deferred tax liabilities:
     Prepaid acquisition costs             $ (9.8)       $(11.7)
     Accelerated depreciation                (3.8)         (3.4)
     Pension asset                          (11.5)         (9.9)
     Unrealized investment gains            (21.5)         (2.6)
     Other                                  (13.8)         (6.6)
					                                      ------        ------
	       Total deferred tax liabilities      (60.4)        (34.2)
					                                      ------        ------
Deferred tax assets:
     Benefit plans                           10.8          11.2
     Capital lease                            3.6           3.8
     Unearned insurance premiums             12.4          12.2
     Loss reserve discounting                 5.9           6.8
     Other                                    8.8           4.8
					                                      ------        ------
	       Total deferred tax assets            41.5          38.8
					                                      ------        ------
	          Net deferred tax assets
	          (liabilities)                   $(18.9)       $  4.6
					                                      ======        ======

Other Information

Federal income tax returns for the years 1994, 1993 and 1992 are open to examination by the Internal Revenue Service. If examined, no significant tax adjustments are anticipated.

15.  LEASES

The Company leases its home office facility at One State Street under a long-term capital lease with the One State Street Limited Partnership. The lease obligation of $26.1 million was recorded at July 1, 1983 at an interest rate of 15 percent. Accumulated amortization was $9.3 and $8.6 million at December 31, 1995 and 1994, respectively. Terms of the lease require annual payments of approximately $4 million a year through June 30, 2018. In addition, the Company is required to pay over the lease term a proportional share of the facilities variable operating expenses. This amounted to approximately $2.8, $2.8 and $2.9 million for the years ended 1995, 1994 and 1993, respectively.

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

In addition to its home office facility, the Company leases facilities and certain equipment which are accounted for as operating leases. Lease expenses amounted to $14.3, $15.1 and $14.7 million in 1995, 1994 and 1993, respectively.

At December 31, 1995, future minimum rental commitments under noncancelable leases accounted for as operating leases with initial or remaining terms of more than one year were as follows:

  1996                              $15.0
  1997                               13.0
  1998                               11.1
  1999                                9.3
  2000                                5.9
  2001 and thereafter                 6.4
                           				    ------
  Total                             $60.7
				                               ======

16.  SHORT-TERM AND LONG-TERM BORROWINGS

During 1995, the Company borrowed on a short-term basis through its commercial paper program which has a limit of $75 million. Commercial paper outstanding at December 31, 1995 and 1994 was $12.0 and $26.7 million, respectively. Commercial paper outstanding at December 31, 1995 and 1994 had maturity dates through January, 1996 and April, 1995, respectively. Short-term borrowings at December 31, 1994 included $24.1 million recorded as a result of The Company's acquisition of the remaining interest in EIG. (See note 4.) This debt was repaid in 1995.

Long-term debt at December 31, 1995 included $25.0 million of senior notes due May 15, 2000 at an interest rate of 6.83 percent. Long-term borrowings mature on or before December 31, 2001.

17.  PENSION PLANS

The Company maintains various types of pension plans covering employees of HSB and certain affiliates. The plans are non-contributory and benefits are based upon an employee's years of service and final average pay based upon the highest three out of five years. Vesting occurs after five years of service in compliance with the provisions of the Tax Reform Act of 1986. The Company's funding policy is to contribute an amount necessary to satisfy the minimum requirements under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, plus such additional amounts as the Company determines appropriate. Assets available for plan benefits include approximately $16.8 million of Company stock at December 31, 1995.

The pension expense for the U.S. pension plans was a net credit to earnings for 1995, 1994 and 1993 due to the over funded status of the primary plan. The components of the credit were as follows:

                           				      1995     1994      1993
				                                -----    ------    ------
Service costs                       $ 2.9    $ 3.6     $ 3.2
Interest costs                       10.2      9.7       9.3
Return on assets                    (30.9)     6.6      (5.2)
Net amortization and deferral        15.3    (22.0)    (11.0)
                           				     -----    ------    ------
       	 Net pension credit         $(2.5)   $(2.1)    $(3.7)
				                                =====    ======    ======

The following table represents a reconciliation of the U.S. plans funded status and the amounts recognized in the Company's
Statements of Financial Position at December 31:

                                         						 Funded         Unfunded
					                                        ------------------------------
					                                         1995    1994    1995    1994
					                                        ------------------------------
Actuarial present value of benefit obligations:
     Vested benefit obligation                $95.8  $81.7   $24.0   $20.3
					                                        ==============================
     Accumulated benefit obligation           $96.5  $82.4   $26.0   $21.6
					                                        ==============================
     Projected benefit obligation             113.8   97.0   $27.8   $23.0
Assets available for plan benefits (equity
     securities and fixed income investments
     at fair value)                           164.8  135.5      -     -
					                                        ------------------------------
Assets in excess of (less than) projected
     benefit obligation                        51.0   38.5   (27.8)  (23.0)
					                                        ------------------------------
     SFAS 87 unamortized net transition
     asset (obligation)                        12.6   14.7    (1.4)   (1.6)
     Unrecognized prior service costs          (2.3)  (2.7)   (4.1)   (3.7)

     Unrecognized net loss                     (3.4) (11.6)   (7.1)   (4.1)
	                                   				     ------------------------------
Unrecognized net asset (liability)              6.9     .4   (12.6)   (9.4)
Additional liability                             -      -     (5.5)   (3.2)
					                                        ------------------------------
	        Net pension asset (liability)        $44.1  $38.1  $(20.7) $(16.8)
					                                        ==============================

Assumptions used for the primary U.S. plan at years ended were as follows:
					                                         	1995      1994       1993
                                   					     ------------------------------

Discount rate                                   7.5%       8.5%       7.5%
Long-term rate of return on assets              9.5%       9.5%       9.5%
Rate of increase in future compensation levels  5.0%       5.0%       5.5%


18. POSTRETIREMENT PLANS

The Company makes available health care and life insurance benefits for retired employees of HSB and certain subsidiaries.

The Company makes contributions to the plans as claims are incurred. Contributions totaled $2.6, $2.3 and $1.8 million for 1995, 1994 and 1993, respectively. At December 31, 1995, 1994 and
1993 these plans were unfunded. Retirees' contributions to these plans vary, based upon retiree's age, years of service and coverage elected.

The Company periodically amends the plan, changing the contribution rate of retirees and amounts of coverage.

Components of net periodic postretirement benefit cost were:

                                        						    Years Ended December 31,
					                                         	  --------------------------
						                                            1995     1994      1993
					                                         	  --------------------------

Service cost                                      $  .3    $  .3      $  .2
Interest cost                                       2.3      2.2        2.1
Amortization of unrecognized obligations             -        .2         -
                                          						 --------------------------
     Net periodic postretirement benefit cost     $ 2.6    $ 2.7      $ 2.3
                                          						 ==========================

The following table sets forth the amounts recognized in the Consolidated Statements of Financial Position at December 31, in accordance with SFAS 106:

                                                 						1995          1994
						                                                ---------------------

Accumulated postretirement benefit obligations for:
  Retirees                                            $ 24.9        $ 23.6
  Other fully eligible plan participants                 1.5           1.2
  Other active plan participants                         4.7           4.3
                                           					      ----------------------
    Total accumulated postretirement benefit
      obligation                                        31.1          29.1
  Unrecognized net loss                                 (6.6)         (4.8)
						                                                ---------------------
    Accrued postretirement benefit liability          $ 24.5        $ 24.3
						                                                =====================

The assumptions used to calculate the obligations at December 31, were as follows:

	                                          					       1995          1994
 						                                              ---------------------

Weighted average discount rate                         7.5%          8.5%
Current year health care cost trend rate              12.0%         14.0%
Ultimate health care cost trend rate                   5.0%          5.5%
Number of years to reach ultimate                      6             7


The health care cost trend rate assumption has a significant effect on the amount reported. To illustrate, increasing the assumed health care cost trend rates by 1 percent each year would increase the accumulated postretirement benefit obligation as of January 1, 1995 of $27.2 million by approximately $1.6 million and the aggregate of the service and interest cost for the year ended December 31, 1995 by $.l million.

19.  STOCK OPTION PLANS

The Company has a Stock Option Plan under which key employees of the Company and its subsidiaries may be granted restricted stock and stock options.

The Company's restricted stock is an award of common shares that may not be sold or transferred during the restriction period, usually three years, from the date on which the award is granted. During the restriction period, the employee is the registered owner, receives dividends and may vote the restricted shares. Compensation expense is based on the market value of the Company's common stock at the date of grant and is recognized over the period of the restriction. Compensation expense for this plan in 1995, 1994, and 1993 was $1.1, $2.2 and $3.3 million, respectively. The unamortized compensation expense related to this plan is included in Benefit plans as a component of Shareholders' equity. These amounts were $.7 and $1.4 million in 1995 and 1994, respectively.

A stock option award under the Company's stock option plan allows for the purchase of the Company's common stock at no less than the market price on the date of grant. Options granted to date are exercisable no earlier than one year after the grant date and expire no more than ten years from the date of grant.



Information with respect to restricted stock and stock options follows:

                                         						       Options Outstanding
                                 			 		   Shares     ---------------------
					                                    Available                Average
					                                    For Grant     Shares  Option Price
			                                   		----------   --------- ------------

Balance, December 31, 1992                751,348      776,983   $ 55.58
                                    					----------   --------- ------------

Options granted                          (355,400)     355,400     55.39
Options forfeited (exercised,
  expired or forfeited)                     8,800      (37,283)    40.22
Restricted stock granted                  (29,220)         -         -
                                    					----------   --------- ------------
Balance, December 31, 1993                375,528    1,095,100     56.03
                                    					----------   --------- ------------

Options granted                          (305,250)     305,250     46.31
Options forfeited (exercised,
  expired or forfeited)                    84,600     (136,800)    49.21
Restricted stock granted                  (10,375)         -         -
                                    					----------   --------- ------------

Balance, December 31, 1994                144,503    1,263,550     54.42
	                                    				----------   --------- ------------

Authorized                                850,000         -           -
Options granted                          (303,500)     303,500     42.54
Options forfeited (exercised,
  expired or forfeited)                    53,247     (272,550)    58.22
Restricted stock granted                   (9,350)        -           -
                                    					----------   --------- ------------

Balance, December 31, 1995                734,900    1,294,500    $50.86
                                    					==========   ========= ============

In 1989, the Company established a Restricted Stock Plan for non-employee Directors of the Company. Stock awards are made on the date of the annual meeting to each Director elected or continuing in office. The maximum number of restricted shares which may be granted under the Plan shall be 20,000 shares of common stock. Under this plan, 2,336; 1,935; and 1,413 shares of restricted stock were granted in 1995, 1994 and 1993, respectively.

20. EMPLOYEE STOCK OWNERSHIP PLAN

The Company has an Employee Stock Ownership Plan (ESOP) which is administered through The Hartford Steam Boiler Inspection and Insurance Company Leveraged Employee Stock Ownership Plan Trust. The final allocation of approximately 86,000 shares will be distributed to employees before January 31, 1996 in accordance with the Plan. ESOP expense was $1.5, $1.9 and $1.6 million for the years ended December 31, 1995, 1994 and 1993, respectively.

21.  STOCK PURCHASE RIGHTS

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



22.  CONSOLIDATED QUARTERLY DATA (unaudited)

                                   					First   Second     Third    Fourth
1995                                   Quarter  Quarter   Quarter   Quarter  Year
- -----------------------------------------------------------------------------------
Insurance Premiums                     $ 93.6   $ 98.1    $ 98.3   $ 99.1   $389.1
Net engineering services                 61.0     63.4      65.9     61.8    252.1
Net investment income                     6.8      7.2       6.5      7.8     28.2
Realized investment gains                  .2      1.2       1.0       .3      2.8
				                                 ---------------------------------------------
     Total revenues                    $161.6   $169.9    $171.7   $169.0   $672.2
				                                 =============================================
Income before taxes                    $ 19.9   $ 22.4    $ 23.1   $ 21.0   $ 86.3
Income taxes                              5.9      6.7       6.8      4.4     23.7
				                                 ---------------------------------------------
Net income                             $ 14.0   $ 15.7    $ 16.3   $ 16.6   $ 62.6
				                                 =============================================
Per common share:
  Net income                           $   .69  $   .77   $   .80  $   .81  $  3.07
				                                 =============================================
  Dividends declared                   $   .55  $   .55   $   .57  $   .57  $  2.24
Common stock price ranges:
  High                                 $43 3/4  $45 7/8    $49 3/8  $50 3/8  $50 3/8
  Low                                   39 1/4   41 5/8     42 5/8   45 3/8   39 1/4
  Close                                 43       44 3/8     48 3/8   50       50
Shareholders at December 31,                                                  5,864

                                   					First    Second   Third    Fourth
1994                                   Quarter   Quarter  Quarter  Quarter   Year
- ------------------------------------------------------------------------------------
Insurance premiums                     $ 83.3   $ 84.1    $ 84.3   $ 84.9   $336.6
Net engineering services                 56.2     58.3      57.5     60.1    232.1
Net investment income                     6.5      6.2       6.4      7.1     26.2
Realized investment gains                 3.6      2.7       1.8       .6      8.7
				                                   ---------------------------------------------
     Total revenues                    $149.6   $151.3    $150.0   $152.7   $603.6
				                                   =============================================
Income before taxes                    $ 16.2   $ 20.0    $ 17.6   $ 19.8   $ 73.6
Income taxes                              4.3      5.7       5.3      6.4     21.7
				                                   ---------------------------------------------
Net income                             $ 11.9   $ 14.3    $ 12.3   $ 13.4   $ 51.9
				                                   =============================================
Per common share:
  Net income                           $   .58  $   .70   $   .60  $   .66  $  2.54
				                                   =============================================
  Dividends declared                   $   .53  $   .53   $   .55  $   .55  $  2.16
Common stock price ranges:
  High                                 $53 3/8   $49 1/8  $45 7/8  $44 3/8  $ 53 3/8
  Low                                   44        43 3/4   42 3/4   36 1/8    36 1/8
  Close                                 48 3/4    44 3/4   43 7/8   39 7/8    39 7/8
Shareholders at December 31,                                                   5,782



SCHEDULE I
THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Summary of Investments - Other Than Investments in Related Parties
(in millions)

       	   Column A              Column B    Column C   Column D       Column E    Column F    Column G
- ------------------------------  ----------  ---------- ----------      ---------- ----------  ----------
					                                              1995                                    1994
	                              	----------------------------------     ---------------------------------
						                                                 Amount                                  Amount
						                                                 Shown                                   Shown
						                                                 In The                                  In The
                                   					      Market   Balance                     Market      Balance
Type of investment                Cost        Value    Sheet           Cost        Value       Sheet
- -----------------------------------------------------------------------------------------------------
Fixed Maturities:

 Bonds:
   U.S. Goverment and Government
     Agencies and Authorities    $  0.1      $  0.1   $  0.1          $  0.2      $  0.2      $  0.2
   States, Municipalities and
     Political Subdivisions        25.3        27.0     27.0            49.5        47.8        47.8
   Foreign Governments             45.3        46.7     46.7            27.5        26.4        26.4
   Convertibles and Bonds with
     Warrants Attached              0.0         0.0      0.0             0.0         0.0         0.0
   All Other Bonds                 95.8        99.0     99.0            49.9        49.5        49.5
   Mortgage Receivable             11.1        11.1     11.1            11.1        11.1        11.1
 Redeemable Preferred Stocks       70.0        71.4     71.4            67.0        63.9        63.9
                            			 ----------------------------         --------------------------------
      Total Fixed Maturities     $247.6      $255.3   $255.3          $205.2      $198.9      $198.9
	                           			 ----------------------------         --------------------------------

Equity Securities:

 Common Stocks:
   Public Utilities              $  6.3      $  7.0   $  7.0          $ 16.3      $ 16.7      $ 16.7
   Banks and Insurance             10.6        13.6     13.6             6.7         6.9         6.9
   Industrial and Other            81.3       132.9    132.9           103.4       130.1       130.1
 Non-Redeemable Preferred          56.8        61.9     61.9            52.3        51.2        51.2
  Stocks
                            				 ----------------------------         --------------------------------
      Total Equity Securities    $155.0      $215.4   $215.4          $178.7      $204.9      $204.9
		                            		 ----------------------------         --------------------------------

Short Term Investments and Cash: $ 83.1      $ 83.1   $ 83.1          $ 85.9      $ 85.9      $ 85.9

                            				 ----------------------------         --------------------------------
      Total Investments          $485.7      $553.8   $553.8          $469.8      $489.7      $489.7
                            				 ============================         ================================

Schedule IV
The Hartford Steam Boiler Inspection and Insurance Company
Reinsurance
(in millions)


Column A         Column B    Column C     Column D      Column E    Column F
Insurance        Gross       Ceded to     Assumed       Net         Percentage of
Premiums         Amount      Other        From Other    Amount      Amount Assumed
                     			     Companies    Companies                 to Net
- ----------------------------------------------------------------------------------

1995
Property and
Liability
Insurance        $279.7      $65.9        $175.3        $389.1      45.1%

1994
Property and
Liability
Insurance        $242.6      $45.1        $139.1        $336.6      41.3%

1993
Property and
Liability
Insurance        $246.9      $29.3        $131.6        $349.2      37.7%




SCHEDULE V
THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Valuation and Qualifying Accounts
(in millions)

Column A                            Column B       Column C     Column D     Column E      Column F
- --------------------------------   ----------     ----------   ----------   ----------    ----------
Description                         Balance at    Charged to   Charged to                 Balance
                            				    Beginning of  Costs and    Other        Deductions    At End of
				                                Period        Expenses     Account      Describe (a)  Period
- ----------------------------------------------------------------------------------------------------

			       1995
Reserve for Accounts Receivable     $3.1          $2.6         $0.0         $2.1          $3.6

			       1994
Reserve for Accounts Receivable     $2.1          $2.2         $0.0         $1.2          $3.1

			       1993
Reserve for Accounts Receivable     $2.4          $2.7         $0.0         $3.0          $2.1



(a) Engineering Services and Insurance Premium Receivables written-off as uncollectible.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     None.
                           PART III

Item 10.  Directors and Executive Officers of the Registrant.

     "Nominees for Election to the Board of Directors for Three-Year Term Expiring in 1999" and "Members of the Board of Directors Continuing in Office" on pages 2-6 of the Company's Proxy Statement dated February 27, 1996 are incorporated herein by reference. Also see pages 21-22 herein.

Item 11.  Executive Compensation.

     "Meetings and Remuneration of the Directors" on pages 6-8, "Human Resources Committee Report on Executive Compensation" on pages 10-14, "Summary Compensation Table" on pages 15-16, "Stock Option and Long-Term Incentive Plan Tables" on pages 16-17, "Retirement Plans" on pages 18-19, "Employment Arrangements" on page 19, "Compensation Committee Interlocks and Insider Participation" on page 20, and "Performance Graph" on page 20 of the Company's Proxy Statement dated February 27, 1996 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     "Security Ownership of Certain Beneficial Owners and
Management" on pages 8-9 of the Company's Proxy Statement dated February 27, 1996 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     "Compensation Committee Interlocks and Insider
Participation" on page 20 of the Company's Proxy Statement dated February 27, 1996 is incorporated herein by reference.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

     (a) The financial statements and schedules listed in the Index to Financial Statements and Financial
         Statement Schedules on page 34 herein are filed as part of this report.

     (b) Reports on Form 8-K - Form 8-K filed on October 23, 1995 to report Registrant's and The Dow Chemical Company's announcement of plans for two of their wholly-owned subsidiaries to form a new company which will provide environmental, information technology, and strategic chemical management services to industries and government worldwide.

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

                            THE HARTFORD STEAM BOILER
                            INSPECTION AND INSURANCE COMPANY
                            (Registrant)


                             By:  /s/ Gordon W. Kreh
                                  President and Chief
                                  Executive Officer
                                  March 29, 1996

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       (Signature)           (Title)

By:/s/  Gordon W. Kreh
    Gordon W. Kreh           President, Chief Executive
    March 29, 1996           Officer and Director

  /s/ Saul L. Basch          Senior Vice President, Treasurer
    Saul L. Basch            and Chief Financial Officer
    March 29, 1996           (Principal Financial Officer and
                             Principal Accounting Officer)



(Joel B Alvord)*               Director


(Colin G. Campbell)*           Director


(Richard G. Dooley)*           Director


(William B. Ellis)*            Director


(E. James Ferland)*            Director


(John A. Powers)*              Director


(Lois Dickson Rice)*           Director


(John M. Washburn, Jr.)*       Director


(Wilson Wilde)*                Director



*By:  /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     March 29, 1996



                       INDEX TO EXHIBITS

Exhibit
Number      Description

(3)(i)     Charter of The Hartford Steam Boiler Inspection and
           Insurance Company, as restated effective April 17, 1990.

(3)(ii)    By-laws of The Hartford Steam Boiler Inspection and
           Insurance Company amended July 24, 1995; incorporated by reference to Exhibit (3)(ii) to registrant's Form
           10-Q for the quarter ended June 30, 1995.

(4)(i) Rights Agreement dated as of November 28, 1988 between the registrant and The First National Bank of Boston, as Rights Agent.

(4)(iii) Instruments defining the rights of holders of long-term debt of the registrant are not being filed since the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant shall furnish copies of such instruments to the Securities and Exchange Commission upon request.

(10)(i)    (a) Lease Agreement with One State Street Limited
               Partnership; incorporated by reference to Exhibit
               (10)(i) to registrant's Form 10. File No. 0-13300, filed March 18, 1985.

           (b) Transaction Agreement between registrant and General Reinsurance Corporation dated December 30, 1994; incorporated by reference to Exhibit 2 to the registrant's Current Report on Form 8-K. File No. 0-13300, filed January 17, 1995.

           (c) Contribution Agreement among the registrant, The Dow Chemical Company, Dow Environmental Inc. and Radian Corporation dated January 30, 1996; incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K. File No. 0-13300, filed February 14, 1996.

           (d) Limited Liability Company Agreement between Radian Corporation and Dow Environmental Inc. dated January 30, 1996; incorporated by reference to
               Exhibit 99.2 to the registrant's Current Report on Form 8-K. File No. 0-13300, filed February 14, 1996.

(10)(iii)  (a)  Employment Agreement dated February 28, 1988 between the registrant and various executive officers; incorporated by reference to Exhibit
                (10)(iii)(a) to registrant's Form 10-K for the year ended December 31, 1992. *

           (b) The Hartford Steam Boiler Inspection and Insurance Company Long-Term Incentive Plan, as amended and restated effective January 1, 1994; incorporated by reference to Exhibit
                (10)(iii) to registrant's Form 10-Q for the quarter ended June 30, 1995. *

           (c)  The Hartford Steam Boiler Inspection and
                Insurance Company Short-Term Incentive Plan, as amended and restated February 26, 1996. *

           (d)  The Hartford Steam Boiler Inspection and
                Insurance Company 1985 Stock Option Plan, as amended and restated April 21, 1992; incorporated by reference to Exhibit (10)(iii)(d) to registrant's Form 10-K for the year ended
                December 31, 1992. *

           (e)  The Hartford Steam Boiler Inspection and
                Insurance Company 1995 Stock Option Plan, effective April 18, 1995; incorporated by reference to Exhibit (10)(iii) to registrant's
                Form 10-Q for the quarter ended June 30, 1995. *

           (f) Pre-Retirement Death Benefit and Supplemental Pension Agreement between the registrant and various executive officers, as amended February 1, 1994; incorporated by reference to registrant's Form 10-K for the year ended December 31, 1994. *

           (g) Pre-Retirement Death Benefit and Supplemental Pension Agreement between the registrant and William A. Kerr, dated September 18, 1995; incorporated by reference to Exhibit (10)(iii) to registrant's Form 10-Q for the quarter ended September 30, 1995. *

           (h)  Employment Agreement between the registrant and Saul
                L. Basch, dated October 2, 1996. *

           (i) Retirement Plan for Outside Directors, as amended and restated October 24, 1988; incorporated by reference to Exhibit (10)(iii)(e) to registrant's Form 10-K for the year ended December 31, 1993. *

           (j) The Hartford Steam Boiler Inspection and Insurance Company 1989 Restricted Stock Plan for Non-Employee Directors; as amended and restated November 1, 1991; incorporated by reference to Exhibit (10)(iii)(f) to registrant's Form 10-K for the year ended December 31, 1992. *

           (k)  The Radian Corporation Supplemental Executive
                Retirement Plan effective January 1, 1991;
                incorporated by reference to Exhibit (10)(iii)(h) to registrant's Form 10-K for the year ended
                December 31, 1994. *

           (l) Salary Continuation Agreement between Radian Corporation and Donald M. Carlton dated January 1, 1986; incorporated by reference to Exhibit
                (10)(iii)(h) to registrant's Form 10-K for the year ended December 31, 1992. *

           (m) Salary Continuation Agreement between Radian Corporation and Donald M. Carlton dated April 4, 1989; incorporated by reference to Exhibit
                (10)(iii)(i) to registrant's Form 10-K for the year ended December 31, 1992. *

           (n) Executive Employment Bonus Agreement between the registrant and Donald M. Carlton dated
                January 1, 1996. *

           (o)  Executive Employment Agreement between Radian
                International LLC and Donald M. Carlton dated
                January 30, 1996. *

           (p) Description of certain arrangements not set forth in any formal documents, as described on pages
                6 - 7 , with respect to directors' compensation, and on pages 10 - 19, with respect to executive officer's compensation, which pages are incorporated by reference to registrant's Proxy Statement dated February 27, 1996. *

(21)  Subsidiaries of the registrant.

(23)  Consent of experts and counsel -
      consent of Coopers & Lybrand.

(24)  Power of attorney.

(27)  Financial Data Schedule.

P(28) Information from reports furnished to state insurance regulatory authorities. Schedule P of the Consolidated Annual Statement of The Hartford steam Boiler Inspection and Insurance Company and its Affiliated Insurers for 1995. (Filed under cover of Form SE.)

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.