Form 10-Q
period 1996-03-31
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1996-05-15
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-Q
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                 (860) 722-1866
(Registrant's telephone number, including area code)

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

The number of shares outstanding of the registrant's common stock without par value, as of March 31, 1996:  20,279,825


THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

INDEX



PART I	FINANCIAL INFORMATION					                       	PAGE

		Consolidated Statements of Operations for the
		Quarters Ended March 31, 1996 and 1995
(unaudited)..............................                  3

		Consolidated Statements of Financial Position as
		of March 31, 1996 (unaudited) and December 31,
  1995.................................................    4

		Consolidated Statements of Cash Flows for the
		Three Months Ended March 31, 1996 and 1995
 	(unaudited)..........................................    5

		Notes to Consolidated Financial Statements.. ........    6

		Management's Discussion and Analysis of
		Consolidated Financial Condition and Results
		of Operations........................................    8

PART II	OTHER INFORMATION

		Item 6 - Exhibits and Reports on Form 8-K............   14

SIGNATURES.............................................   15






THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Operations
(Unaudited)
(In millions, except per share data)

                                                    Quarter
                                                 Ended March 31
                                                1996            1995
                                              ---------       --------
Revenues:
  Insurance premiums                        $  108.4       $    93.6
  Net engineering services                      12.7            61.0
  Net investment income                          8.0             6.8
  Realized investment gains                      0.9             0.2
                                              -------         -------
     Total revenues                            130.0           161.6
                                              -------         -------
Expenses:
  Claims and adjustment                         44.9            37.4
  Policy acquisition                            20.6            18.8
  Underwriting and inspection                   33.7            29.6
  Net engineering services                      11.3            55.3
  Interest                                       0.7             0.6
                                              -------         -------
     Total expenses                            111.2           141.7
                                              -------         -------

Equity in Radian International LLC               4.9             -
                                              -------         -------

Income before taxes                             23.7            19.9

Income taxes:
  Current                                        7.1             5.2
  Deferred                                      (0.4)            0.7
                                              -------         -------
    Total income taxes                           6.7             5.9

Net income                                  $   17.0       $    14.0
                                              =======         =======

Net income per share                        $   0.84       $    0.69
                                              =======         =======

Dividends declared per share                $   0.57       $    0.55

Based on average shares                         20.4            20.4

See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Financial Position
(In millions, except per share data)

                                             March 31,      December 31,
                                                1996            1995
                                            (Unaudited)
                                            -----------     ------------
Assets:
  Cash                                      $    9.8       $     9.3
  Short-term investments, at cost               73.1            73.8
  Fixed maturities, at fair value
   (cost - $233.6; $247.6)                     236.2           255.3
  Equity securities, at fair value
   (cost - $169.1; $155.0)                     235.9           215.4
                                            -----------     -----------
  Total cash and invested assets               555.0           553.8

  Insurance premiums receivable                108.0            87.2
  Engineering services receivable                9.1            68.8
  Fixed assets                                  38.2            62.3
  Prepaid acquisition costs                     41.0            34.1
  Capital lease                                 16.6            16.8
  Equity in Radian International LLC            71.4             -
  Reinsurance recoverable                       66.4            47.9
  Other assets                                  87.7           100.6
                                              -------         -------
    Total assets                            $  993.4       $   971.5
                                              =======         =======

Liabilities:
  Unearned insurance premiums               $  254.1       $   216.2
  Claims and adjustment expenses               211.2           190.9
  Short-term borrowings                         12.0            13.4
  Long-term borrowings                          25.6            25.6
  Capital lease                                 27.8            27.8
  Deferred income taxes                         19.8            18.9
  Dividends payable                             11.6            11.6
  Minority Interest                             20.0            20.0
  Other liabilities                             64.1           106.0
                                              -------         -------
    Total liabilities                          646.2           630.4
                                              =======         =======
Shareholders' equity:
  Common Stock (stated value; shares authorized
   50.0; shares issued 21.3; shares
   outstanding 20.4; 20.4)                      10.0            10.0
  Additional paid-in capital                    34.1            33.9
  Unrealized investment gains, net of tax       44.7            43.9
  Retained earnings                            310.6           305.1
  Treasury stock, at cost; (shares 1.0; 1.0)   (47.7)          (47.7)
  Benefit plans                                 (4.5)           (4.1)
                                              -------         -------
    Total shareholders' equity                 347.2           341.1
                                              =======         =======
Total liabilities and shareholders' equity  $  993.4        $  971.5

Shareholders' equity per share              $  17.04        $  16.81

See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Cash Flows
Unaudited
(In millions)
                                                       Quarter Ended
                                                          March 31,
                                                  ------------------------
                                                    1996            1995
                                                  --------        --------
Operating Activities:
Net income                                      $   17.0        $   14.0
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                      3.2             5.0
  Deferred income taxes                             (0.4)            0.7
  Realized investment gains                         (0.9)           (0.2)
  Change in:
    Insurance premiums receivable                  (20.8)            7.3
    Engineering services receivable                 (0.1)           (0.6)
    Prepaid acquisition costs                       (6.9)            -
    Reinsurance recoverable                        (18.5)            0.9
    Unearned insurance premiums                     37.9             1.4
    Claims and adjustment expenses                  20.3           (14.6)
    Equity in Radian International LLC              (3.6)            -
    Other                                          (10.7)            2.5
                                                  -------         -------
      Cash provided by operating activities         16.5            16.4
                                                  -------         -------
Investing Activities:
Fixed asset additions                               (1.2)           (1.6)

Investments:
  Sale (purchase) of short-term investments, net     0.6           (11.5)
  Purchase of fixed maturities                     (35.4)         (123.1)
  Proceeds from sale of fixed maturities            49.1           103.9
  Redemption of fixed maturities                     1.7             4.4
  Purchase of equity securities                    (33.0)          (35.0)
  Proceeds from sale of equity securities           17.9            54.3
  Cash transferred to equity in Radian Int'l LLC    (0.8)            -
                                                  -------         -------
      Cash used in investment activities            (1.1)           (8.6)
                                                  -------         -------
Financing Activities:
Increase (decrease) in short-term borrowings        (1.4)            5.2
Dividends paid to shareholders                     (11.6)          (11.2)
Repayment of employee stock ownership plan debt      -              (0.6)
Purchase of treasury stock                          (1.2)           (0.2)
                                                  -------         -------
      Cash used in financing activities            (14.2)           (6.8)
                                                  -------         -------
  Net increase in cash                               1.2             1.0

  Cash at beginning of period                        8.6            12.1
                                                  -------         -------
  Cash at end of period                         $    9.8        $   13.1
                                                  =======         =======
Interest paid                                   $    0.7        $    0.4
                                                  -------         -------
Federal income tax paid                         $    2.0        $    0.5
                                                  -------         -------

See Notes to Consolidated Financial Statements.

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)

1.	General

	The interim financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1995 Annual Report.

2.	Radian International LLC

Effective January 16,1996, HSB and The Dow Chemical Company
(Dow) formed a new company, Radian International LLC (Limited Liability Company), which provides environmental, information technology, and strategic chemical management services to industries and government worldwide. According to the terms of the agreement, the ownership of Radian International LLC is initially 60 percent Dow and 40 percent HSB, via the wholly owned subsidiaries of each company. Income to HSB will be subject to a preference return in the
first two years.   As is customary in joint ventures, the
agreements between HSB and Dow provide various alternatives for either party to dissolve the business, distribute assets and liabilities, or sell their interests subject to certain rights of first refusal.

In 1996, HSB's interest in Radian International LLC is accounted for in the consolidated financial statements under the equity method of accounting. The 1995 results were fully consolidated. The new company, consisting of assets contributed by Dow's subsidiary, Dow Environmental Inc.
(DEI) and HSB's subsidiary, Radian Corporation, is headquartered in Austin, TX. Radian International LLC will integrate the engineering and environmental strengths of Radian and DEI, and DEI's access to the chemical industry process technology of Dow to provide a wide range of process and environmental systems and services to global customers.

3.	Industrial Risk Insurers

Effective December 1, 1995 the Company increased its participation in Industrial Risk Insurers (IRI) from approximately 0.5 percent to 14 percent. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the organization. As a result HSB's increased participation is reflected in the first quarter 1996 results. The additional participation increased revenue and expenses for the first quarter 1996 as well as several balance sheet accounts.



                 	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                 OF CONSOLIDATED FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
	                          MARCH 31, 1996

RESULTS OF OPERATIONS
 (dollar amounts in millions)

Consolidated Overview
                                      Quarter Ended
                                        March 31
                                     ---------------
                                      1996  	  1995
                                     -----    ------
Insurance premium		                	 $108.4   $ 93.6
Net engineering services revenues	     12.7     61.0
Net investment income		                 8.0      6.8
Realized investment gains		             0.9 	    0.2
                                     ------   ------
    Total revenues			                $130.0   $161.6
                                     ------   ------
Net income				                       $ 17.0   $ 14.0
                                     ======   ======
Net income per share			              $  0.84	 $  0.69
                                     ======   ======

Net income for the first quarter of 1996 increased 21 percent over the first quarter of 1995. The increase was achieved through improvements in all three business segments. Insurance premiums grew 16 percent while the combined ratio remained constant at approximately 91 percent. Engineering services margin, including the equity in Radian International LLC, increased 10 percent. Net investment income increased 18 percent and realized investment gains increased $0.7 million.

Consolidated revenues in the first quarter of 1995 include $49.6 million of revenue from Radian which is now reported as Radian International LLC using the equity method of accounting. Under this method the detail revenues and expenses and assets and liabilities of Radian International LLC are not presented in the 1996 financial statements. Insurance premiums increased 16 percent in the quarter, with the increased participation in IRI the largest contributing factor. Exclusive of the Radian impact, engineering services revenue increased 11 percent from the first quarter last year. Net investment income increased due to an increase in investable assets.

The effective tax rate for the first quarter of 1996 was 28 percent compared to 30 percent for the comparable prior year period. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

The additional participation in IRI increased revenue and expenses for the first quarter of 1996, but there was minimal impact to net income. The additional participation also impacted the balance sheet at March 31, 1996. The major balance sheet increases from December 31, 1995 related to IRI included insurance premiums receivable ($24.2 million), unearned insurance premiums ($37.6 million), claims and adjustment expenses ($19.8 million) and reinsurance recoverable ($16.0 million).

With Radian International LLC being accounted for on the equity basis of accounting in 1996, certain balance sheet accounts at March 31,1996 have been reduced. The major changes from December 31,1995 included reductions to engineering services receivable ($59.7 million), fixed assets ($22.6 million), other assets ($23.0 million) and other liabilities ($22.0 million).

Recent Accounting Developments


In October 1995, the Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards No. 123 (SFAS 123) "Accounting for Stock-Based Compensation" effective for fiscal years beginning after December 15, 1995. SFAS 123 allows entities to adopt the fair value based method of accounting for stock compensation or continue under the current accounting practice. Entities electing to remain with the current accounting practice must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting in this Statement had been applied. The Company expects to make pro forma disclosure of awards granted in 1995 and future years and has not yet settled on a method of valuation.






Insurance Operations

Insurance operations include the insurance results of The
Hartford Steam Boiler Inspection and Insurance Company and EIG,
Co.

                            					      Quarter Ended
					                                    March 31
                                       -------------
					                                  1996  	  1995
                                      ------   ------
Gross earned premium		                $133.7  	$109.6
Ceded premium			                        25.3	    16.0
                                      ------   ------
Insurance premium			                   108.4	    93.6
Claims and adjustment expenses	         44.9	    37.4
Underwriting, acquisition
		and other expenses		                  54.3     48.4
                                      ------   ------
Underwriting gain			                  $  9.2	  $  7.8
                                      ======   ======

Insurance premiums in the first quarter of 1996 increased 16 percent from the first quarter of 1995. This increase was primarily attributable to the increased participation in IRI, which contributed $9.6 million and to growth in the global markets. Insurance premiums representing coverage outside the U.S. increased 20 percent in the first quarter 1996 compared to the prior year first quarter. Reinsurance ceded costs increased 58 percent in the current quarter from the comparable period in 1995. This increase was primarily due to the additional participation in IRI.

The loss ratio increased slightly in the current quarter compared to the same period in 1995 as frequency of claims was higher. Claims and adjustment expenses increased 20 percent in the current quarter compared to the first quarter 1995 with the increased share in IRI accounting for the majority of the additional expense. Gross claims and adjustment expenses for the first quarter 1996 and 1995 were $58.9 million and $47.3 million, respectively.

Underwriting, acquisition and other expenses increased approximately 12 percent in the current quarter compared to the same 1995 period. The increase was primarily due to increased participation in IRI and additional expenses related to growth in the global sector. The expense ratio was 49.6 percent in the first quarter of 1996, down from 51.1 percent in the first quarter of 1995.

The components of the combined ratio, were as follows:

					              Quarter Ended
					                March 31
                 ----------------
					             1996  	    1995
                 -----      -----
Loss ratio				   41.4%   	  40.0%
Expense ratio				49.6%		    51.1%
                 -----      -----
Combined ratio			91.0%	  	  91.1%
                 =====      =====

Engineering Services Operations

                            					     Quarter Ended
            				                        March 31
                                     ---------------
               		                			 1996 		   1995
                                    ------     -----
Net engineering services revenue	   $ 12.7		  $ 61.0
Net engineering services expenses	    11.3		    55.3
                                    ------    ------
Operating gain				                   $ 1.4 	  $  5.7
                                    ======    ======
Net margin				                        11.3%	     9.4%

Engineering services operations include the results of HSB's and The Boiler Inspection and Insurance Company of Canada's engineering services, HSB Reliability Technologies (HSBRT) and the Company's other engineering services subsidiaries. The 1995 results include Radian on a fully consolidated basis. The 1996 engineering services results do not include Radian as HSB's share of the newly formed joint venture results were recorded as Equity in Radian International LLC rather than in net engineering services revenue and other income statement accounts.

Net engineering services revenues decreased $48.3 million in the first quarter of 1996 compared to the same period in 1995. The decrease is due to the Radian International LLC transaction. Exclusive of Radian, engineering services increased approximately 11 percent in the current quarter over the first quarter 1995. The growth in revenues was primarily due to increases generated by HSBRT as their revenues were 32 percent higher in the first quarter of 1996 over the same period in 1995.

The consolidated engineering services operating gain decreased $4.3 million in the current quarter from the first quarter of 1995. Again, this was caused by the Radian International LLC transaction. Exclusive of Radian, the engineering services net margin increased approximately 17 percent in the current quarter from the same period in 1995. Improvements in operating margins by HSBRT generated the increase. Radian International LLC results for the first quarter of 1996 improved slightly over the first quarter of 1995.


Investment Operations

                                 						     Quarter Ended
						                                        March 31
                                          ---------------
                                   						  1996  	  1995
                                          -----     -----
Net investment income 			                 $ 8.0    	$ 6.8
Realized investment gains			                0.9	      0.2
	                                         -----     -----
Pretax income from
  investment operations			                $ 8.9    	$ 7.0
                                          =====     =====

Net investment income increased 18 percent for the first quarter of 1996 compared to the first quarter of 1995. The increase was primarily due to an increased level of investable assets and earnings on the receivable generated from the portfolio transfer of IRI. Invested assets growth was due to significant cash flow from operations during 1995. Investment income in the global market also increased in the current quarter over the first quarter of 1995 as these operations have shown significant growth over the past year.

The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after tax investment earnings.

Liquidity and Capital Resources

                      				              Balances at
					                            March 31        December 31
                                 ---------------------------
                          						  1996  		          1995
                                 -------            ------
Total assets 					               $ 993.4          	 $ 971.5
Short-term investments              73.1 	             73.8
Cash						                           9.8                9.3
Short-term borrowings	              12.0	        	     13.4
Shareholder's equity	              347.2		            341.1

Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and engineering services and insurance operations. The mix of the investment portfolio is managed to respond to claim pay-out patterns. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs.

Cash provided from operations was $16.5 million in the first three months of 1996 compared to $16.4 million in the first three months of 1995. The increase from 1995 was due to increased cash flow from insurance operations offset by higher taxes paid. Insurance operations cash flow increased as premiums collected were up 7 percent in the quarter compared to the first quarter 1995 and claims paid were down 26 percent. These increases were partially offset by higher paid expenses. The additional participation in IRI impacted components of the Consolidated statement of cash flows for the first quarter of 1996 but there was no impact to cash provided from operations. The Radian International LLC transaction had minimal impact on cash flow from operations in the first quarter of 1996.

Capital resources consist of shareholders' equity and debt outstanding and represent those funds deployed or available to be deployed to support business operations. Shareholders' equity of $347.2 million at March 31, 1996 increased by $6.1 million since December 31, 1995. The increase reflects net income of $17.0 million for the quarter, and an increase in unrealized gains, net of tax, of $0.8 million, offset by dividends of $11.7 million.

At March 31, 1996, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper.
Commercial paper outstanding at March 31, 1996 and December 31,
1995 was $12.0 million.

The Company continually assesses its capital structure to ensure that appropriate capital is available to grow its core business.



	PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits - Exhibit 27, Financial Data Schedule.
	(b)	Reports on Form 8-K - Form 8-K filed on February 14,
     1996 to report completion of the formation of a new company, Radian International LLC, by the Registrant and The Dow Chemical Company.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE HARTFORD STEAM BOILER
						INSPECTION AND INSURANCE COMPANY


Date:  May 14, 1996
       By:   	/s/ Saul L. Basch
              Saul L. Basch
						        Senior Vice President, Treasurer
						        and Chief Financial Officer

Date:  May 14, 1996
       By:    /s/ Robert C. Walker
              Robert C. Walker
        						Senior Vice President and
					        	General Counsel