Form 10-Q
period 1996-06-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1996-08-14
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


                          FORM 10-Q
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

The number of shares outstanding of the registrant's common stock without par value, as of June 30, 1996: 20,118,489.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

INDEX



PART I	FINANCIAL INFORMATION						PAGE

		Consolidated Statements of Operations for the
		Quarters and Six Months Ended June 30, 1996
		and 1995 (unaudited)..............................................

		Consolidated Statements of Financial Position as
		of June 30, 1996 (unaudited) and December 31,
		1995..............................................................

		Consolidated Statements of Cash Flows for the
		Six Months Ended June 30, 1996 and 1995
		(unaudited).......................................................

		Notes to Consolidated Financial Statements........................

		Management's Discussion and Analysis of
		Consolidated Financial Condition and Results
		of Operations.....................................................

PART II	OTHER INFORMATION

		Item 4 - Submission of Matters to a Vote of Security Holders......

		Item 6 - Exhibits and Reports on Form 8-K.........................

SIGNATURES..........................................................

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

                                              Quarter                        Six Months
                                           Ended June 30                    Ended June 30

                                        1996           1995              1996           1995
Revenues:
  Insurance premiums               $   112.9      $    98.1         $   221.3      $   191.7
  Net engineering services              14.1           63.4              26.8          124.4
  Net investment income                  7.9            7.2              15.9           14.0
  Realized investment gains              5.1            1.2               6.0            1.5
                                   ----------     ----------         ---------      ---------
     Total revenues                    140.0          169.9             270.0          331.6
                                   ----------     ----------         ---------      ---------
Expenses:
  Claims and adjustment                 56.0           39.4             100.9           76.8
  Policy acquisition                    21.9           19.4              42.5           38.2
  Underwriting and inspection           34.4           31.1              68.1           60.8
  Net engineering services              12.3           57.4              23.6          112.7
  Interest                               0.2            0.2               0.9            0.8
                                   ----------     ----------         ---------      ---------
    Total expenses                     124.8          147.5             236.0          289.3
                                   ----------     ----------         ---------      ---------

Equity in Radian International LLC       2.5          -                   7.4          -
                                   ----------     ----------         ---------      ---------

Income before taxes                     17.7           22.4              41.4           42.3

Income taxes:
  Current                                6.1            7.9              13.2           13.1
  Deferred                              (1.8)          (1.2)             (2.2)          (0.5)
                                   ----------     ----------         ---------      ---------
    Total income taxes                   4.3            6.7              11.0           12.6

Net income                         $    13.4      $    15.7          $   30.4       $   29.7
                                   ==========     ==========         =========      =========

Net income per share:              $    0.66       $   0.77          $   1.49       $   1.45
                                   ==========     ==========         =========      =========
Dividends declared per share       $    0.57       $   0.55          $   1.14       $   1.10

Based on average shares                 20.3           20.4              20.3           20.4

See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Financial Position
(In millions, except per share data)

                                               June 30,       December 31,
                                                 1996             1995
                                             (Unaudited)
                                              ---------       -----------
Assets:
  Cash                                       $    15.8        $     9.3
  Short-term investments, at cost                 73.2             73.8
  Fixed maturities, at fair value
   (cost - $228.6; $247.6)                       227.9            255.3
  Equity securities, at fair value
   (cost - $170.2; $155.0)                       236.2            215.4
                                              ----------      -----------
  Total cash and invested assets                 553.1            553.8



  Insurance premiums receivable                  116.7             87.2
  Engineering services receivable                 10.6             68.8
  Fixed assets                                    38.1             62.3
  Prepaid acquisition costs                       40.3             34.1
  Capital lease                                   16.4             16.8
  Equity in Radian International LLC              73.4              -
  Reinsurance recoverable                         80.6             47.9
  Other assets                                    96.4            100.6
                                              ----------      -----------
    Total assets                             $  1,025.6       $   971.5
                                              ==========      ===========

Liabilities:
  Unearned insurance premiums                $   260.3        $   216.2
  Claims and adjustment expenses                 236.7            190.9
  Short-term borrowings                            3.1             13.4
  Long-term borrowings                            25.6             25.6
  Capital lease                                   27.8             27.8
  Deferred income taxes                           19.1             18.9
  Dividends payable                               11.5             11.6
  Minority Interest                               20.0             20.0
  Other liabilities                               77.8            106.0
                                              ----------      -----------
    Total liabilities                            681.9            630.4
                                              ----------      -----------

Shareholders' equity:
  Common Stock (stated value; shares authorized
    50.0; shares issued 21.3; shares
    outstanding 20.2; 20.3)                       10.0             10.0
  Additional paid-in capital                      34.1             33.9
  Unrealized investment gains, net of tax         41.9             43.9
  Retained earnings                              312.4            305.1
  Treasury stock, at cost; (shares 1.1; 1.0)     (50.2)           (47.7)
  Benefit plans                                   (4.5)            (4.1)
                                              ----------      -----------
    Total shareholders' equity                   343.7            341.1
                                              ----------      -----------
 Total liabilities and shareholders' equity  $ 1,025.6         $  971.5
                                              ==========      ===========
    Shareholders' equity per share              $16.98           $16.81


See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Cash Flows
Unaudited
(In Millions)

                                                   Six Months Ended
                                                       June 30,
                                                 1996            1995
                                              ----------      ----------
Operating Activities:
Net income                                   $    30.4       $    29.7
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                    7.0            10.2
  Deferred income taxes                           (2.2)           (0.5)
  Realized investment gains                       (6.0)           (1.5)

  Change in:
    Insurance premiums receivable                (29.5)           (6.6)
    Engineering services receivable               (1.5)           (0.6)
    Prepaid acquisition costs                     (6.2)            2.7
    Reinsurance recoverable                      (32.7)            6.0
    Unearned insurance premiums                   44.1             5.6
    Claims and adjustment expenses                45.8           (14.6)
    Equity in Radian International LLC            (5.3)           -
    Other                                         (7.8)            1.9
                                              ----------      ----------
      Cash provided by operating activities       36.1            32.3
                                              ----------      ----------
Investing Activities:
Fixed asset additions                             (3.9)           (6.2)

Investments:
    Sale (purchase) of short-term investments,
     net                                           0.5           (14.3)
    Purchase of fixed maturities                 (54.3)          (98.9)
    Proceeds from sale of fixed maturities        71.6            72.9
    Redemption of fixed maturities                 3.3             5.7
    Purchase of equity securities                (66.7)          (56.2)
    Proceeds from sale of equity securities       57.3            78.8
    Cash transferred to equity in Radian
     Int'l LLC                                    (0.8)           -
                                              ----------      ----------
      Cash provided by (used in) investment
       activities                                  7.0           (18.2)
                                              ----------      ----------
Financing Activities:
Increase (decrease) in short-term borrowings     (10.3)          (14.7)
Increase in long-term debt                        -               25.0
Dividends paid to shareholders                   (23.1)          (22.6)
Repayment of employee stock ownership plan debt   -               (1.0)
Purchase of treasury stock                        (2.5)           (2.0)
                                              ----------      ----------
      Cash used in financing activities          (35.9)          (15.3)
                                              ----------      ----------
  Net increase (decrease) in cash                  7.2            (1.2)

  Cash at beginning of period                      8.6            12.1
                                              ----------      ----------
  Cash at end of period                      $    15.8       $    10.9
                                              ==========      ==========
Interest paid                                $     1.1       $     2.6
                                              ----------      ----------
Federal income tax paid                      $     8.8       $     6.4
                                              ----------      ----------

See Notes to Consolidated Financial Statements.

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)

1.	General

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

Effective January 16, 1996, HSB and The Dow Chemical Company (Dow) formed a new company, Radian International LLC (Limited Liability Company), which provides environmental, information technology, and strategic chemical management services to industries and government worldwide. The new company, consisting of assets contributed by Dow's subsidiary, Dow Environmental Inc. (DEI) and HSB's subsidiary, Radian Corporation, is headquartered in Austin, TX.
According to the terms of the agreement, the ownership of Radian
International LLC is initially 60 percent Dow and 40 percent HSB, via the wholly owned subsidiaries of each company. Income to HSB will be subject
to a preference return in the first two years.   As is customary in joint
ventures, the agreements between HSB and Dow provide various alternatives for either party to dissolve the business, distribute assets and liabilities, or sell their interests subject to certain rights of first refusal. In 1996, HSB's interest in Radian International LLC is accounted for in the consolidated financial statements under the equity method of accounting. In 1995, the results of Radian Corporation were fully consolidated.

3.	Industrial Risk Insurers

Effective December 1, 1995 the Company increased its participation in Industrial Risk Insurers (IRI) from approximately 0.5 percent to 14 percent. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the organization. As a result HSB's increased participation is reflected in the 1996 results. The additional participation increased revenue and expenses for 1996 as well as several balance sheet accounts.


                	MANAGEMENT'S DISCUSSION AND ANALYSIS
	                OF CONSOLIDATED FINANCIAL CONDITION
                    	 AND RESULTS OF OPERATIONS
                          	JUNE 30, 1996


RESULTS OF OPERATIONS
(dollar amounts in millions)

Consolidated Overview
                           					      Quarter Ended		  Six Months Ended
					                                  June 30		           June 30

                               					  1996  	  1995   	  1996  	  1995
                                     ------   ------    ------   ------

Insurance premium	                		$ 112.9	  $ 98.1   $ 221.3  $ 191.7
Net engineering services revenues	     14.1	    63.4      26.8	   124.4
Net investment income		                 7.9	     7.2 	    15.9	    14.0
Realized investment gains		             5.1      1.2       6.0      1.5
                                     ------   ------    ------   ------
    Total revenues			               $ 140.0  	$169.9  	$ 270.0 	$ 331.6
                                     ======   ======    ======   ======
Equity in Radian International LLC	 $   2.5  	$  -    	$   7.4 	$    -
                                     ======   ======    ======   ======
Net income				                      $  13.4  	$ 15.7	  $  30.4	 $  29.7
                                     ======   ======    ======   ======
Net income per share			             $   0.66	 $  0.77  $   1.49	$   1.45
                                     ======   ======    ======   ======

Net income for the second quarter of 1996 decreased 15 percent from the second quarter of 1995 and increased 2 percent for the first six months of 1996 compared to 1995. Second quarter results were negatively impacted by adverse loss experience from unusually severe winter weather and lower earnings from HSB's Radian International LLC joint venture.

Insurance premiums grew 15 percent for both the second quarter and the first six months of 1996, with the increased participation in IRI the largest contributing factor. The second quarter combined ratio increased from 91.2 percent in 1995 to 99.0 percent in 1996; while the first six months combined ratio increased from 91.2 percent in 1995 to 95.1 percent.

Engineering services profit, including the equity in Radian International LLC, decreased 28 percent for the second quarter and 9 percent for the first six months. Exclusive of the Radian impact, engineering services revenue increased 6 percent from the second quarter last year and 8 percent over the first six months last year.

Consolidated revenues in the second quarter of 1995 include $50.1 million of revenue from Radian Corporation; Radian International LLC is reported using the equity method of accounting. Under this method, the detailed revenues and expenses and assets and liabilities of Radian International LLC are not presented in the 1996 financial statements. The first six months of 1995 include $99.7 million of revenue from Radian Corporation. Exclusive of Radian Corporation, consolidated revenues increased 17 percent and 16 percent for the second quarter and first six months of 1996, respectively, from comparable periods in 1995.

The effective tax rate for the second quarter and first six months was 24 percent and 27 percent, respectively, compared to 30 percent for the comparable prior year periods. Tax rate fluctuations occur as underwriting results change the mix of pretax income between fully taxable earnings and tax preferred investment income. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

The additional participation in IRI increased revenue for the quarter by $10.0 million and year to date $19.7 million. The additional participation also impacted the balance sheet at June 30,1996. The major balance sheet increases from December 31, 1995 related to IRI included insurance premiums receivable ($14.8 million), unearned insurance premiums ($35.1 million), claims and adjustment expenses ($30.1 million) and reinsurance recoverable ($19.6 million).

With Radian International LLC being accounted for on the equity basis of accounting in 1996, certain balance sheet accounts at June 30, 1996 have been reduced. The major changes from December 31,1995 included reductions to engineering services receivable ($59.7 million), fixed assets
($22.6 million), other assets ($23.0 million) and other liabilities
($22.0 million).



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


Insurance Operations

Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company and EIG, Co., and its wholly owned subsidiaries, HSB Engineering Insurance Limited, and The Boiler Inspection and Insurance Company of Canada (BI&I).

                       					      Quarter Ended 		  Six Months Ended
					                                June 30		           June 30

                           					  1996  	   1995   	  1996  	  1995
                                 ------    ------    ------   ------

Gross earned premium		          $ 137.7	 $ 114.3	  $ 271.4	  $ 223.9
Ceded premium			                   24.8     16.2	     50.1	     32.2
                                 ------    ------    ------   ------
Insurance premium			              112.9	    98.1	    221.3	    191.7
Claims and adjustment expenses	    56.0	    39.4	    100.9	     76.8
Underwriting, acquisition
	and other expenses		              56.3	    50.5	    110.6	     99.0
                                 ------    ------    ------   ------
Underwriting gain			            $   0.6	 $   8.2	  $   9.8    $ 15.9
                                 ======    ======    ======   ======

Gross earned premiums in the second quarter and year to date 1996 increased 21 percent from comparable periods in 1995. This increase was primarily attributable to the increased participation in IRI ($18.8 million for the second quarter and $37.9 million year to date) and to growth in the global markets. Gross earned premiums representing coverage outside the U.S. increased 4 percent in the second quarter and 8 percent year to date 1996 compared to prior year periods.

Increases in reinsurance ceded costs of 53 percent in the current quarter and 56 percent year to date were primarily due to the additional participation in IRI.

The loss ratio increased from 40.2 percent in the second quarter of 1995 to
49.5 percent in the current quarter, and from 40.1 percent for the first six months of 1995 to 45.6 percent for 1996 year to date primarily due to higher frequency of claims and unusually severe winter weather. Claims and adjustment expenses increased 42 percent in the current quarter and 31 percent year to date compared to the same periods in 1995 with the increased share in IRI accounting for the majority of the additional expense. Gross claims and adjustment expenses for the second quarter 1996 and 1995 were $76.4 million and $40.6 million, respectively. This compares to 1996 and 1995 six month gross claims and adjustment expenses of $135.3 million and $85.9 million, respectively. IRI accounted for gross claims and adjustment expenses of $14.4 million for the second quarter of 1996 and $31.7 million year to date 1996.

Underwriting, acquisition and other expenses increased approximately 11 percent in the current quarter and 12 percent year to date compared to the same 1995 periods. The increase was primarily due to increased participation in IRI and additional expenses related to growth in the global sector.

The components of the combined ratio, were as follows:

             					     Quarter Ended 		   Six Months Ended
						                    June 30 		         	June 30

                 			  1996  	   1995  	  1996  	   1995
                      -----     -----    -----     -----

Loss ratio				        49.5%		   40.2%	   45.6%		   40.1%
Expense ratio				     49.5%		   51.0%   	49.5%		   51.1%
                      -----     -----    -----     -----
Combined ratio			     99.0%		   91.2%	   95.1%		   91.2%
                      =====     =====    =====     =====


Engineering Services Operations

                     		           			     Quarter Ended 		   Six Months Ended
  					                                     	June 30 			         June 30

                                    				 1996 		   1995 	     1996 	 	 1995
                                         -----     -----      -----    -----

Net engineering services revenue	       $ 14.1	   $ 63.4	    $ 26.8	  $ 124.4
Net engineering services expenses	        12.3		    57.4	      23.6 	   112.7
                                         -----     -----      -----    -----
Operating gain		                      		$  1.8		  $  6.0	    $  3.2	  $  11.7
                                         =====     =====      =====    =====
Net margin				                            12.6%      9.5%	     12.0%      9.4%


Engineering services operations include the results of HSB's and BI&I's engineering services, HSB Reliability Technologies (HSBRT) and the Company's other engineering services subsidiaries. The 1995 results include Radian on a fully consolidated basis. The 1996 engineering services results do not include Radian as HSB's share of the newly formed joint venture results were recorded as Equity in Radian International LLC rather than in net engineering services revenue and other income statement accounts.

Net engineering services revenues decreased $49.3 million in the second quarter and $97.6 million year to date compared to the same periods in 1995 due to the change in presentation of Radian International LLC in 1996. Exclusive of Radian, engineering services revenue increased approximately 6 percent in the current quarter over the second quarter 1995 and 8 percent for the first six months of 1996 over the same period for 1995. The growth in revenues was primarily due to increases generated by HSBRT as their revenues were 22 percent higher in the second quarter of 1996 and 27 percent year to date over the same periods in 1995.

The consolidated engineering services operating gain decreased $4.2 million in the current quarter from the second quarter of 1995 and $8.5 million for the first six months of 1996 from the same period in 1995. Again, this was caused by the Radian International LLC transaction which resulted in a separate presentation of Radian's results in 1996. Radian International LLC results for the second quarter of 1996 decreased $1.3 million from the second quarter of 1995 and for the first six months of 1996 decreased $0.9 million from the same period in 1995. Radian's results suffered in the second quarter during the pendency of the sale of its EPA business. That sale was completed in June.


Investment Operations

                                					     Quarter Ended 		  Six Months Ended
					                                        June 30 			        June 30

                                   					  1996  	  1995  	  1996  	  1995
                                          -----    -----    -----    -----

Net investment income 		                 $  7.9	  $  7.2	  $  15.9	  $ 14.0
Realized investment gains		                 5.1	     1.2	      6.0      1.5
                                          -----    -----    -----    -----
Pretax income from
	investment operations		                 $ 13.0	  $  8.4	  $  21.9	  $ 15.5
                                          =====    =====    =====    =====

Net investment income increased 10 percent for the second quarter and 14 percent year to date compared to the same periods in 1995. The increase was primarily due to an increased level of investable assets. Invested assets growth was due to significant cash flow from operations during 1995 and earnings on the receivable generated from the portfolio transfer of IRI. Investment income in the global market also increased in the current quarter over the second quarter of 1995 as these operations have shown significant growth over the past year.

The Company's investment strategy continues to be to maximize total return on the investment portfolio through investment income and capital appreciation. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The Company continues to manage its use of tax advantageous investments to maximize after tax investment earnings. Realized investment gains changed significantly over the prior year as the Company managed its portfolio to respond to changing market conditions and tax planning opportunities.


Liquidity and Capital Resources

                             						             Balances at
					                                 June 30               December 31
						                                  1996  		               1995
                                      -------                -------

Total assets 				                    	$1025.6		              $ 971.5
Short-term investments			                73.2            		     73.8
Cash						                               15.8           		       9.3
Short-term borrowings			                  3.1	            	     13.4
Shareholder's equity				                343.7		                341.1


Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and engineering services and insurance operations. The mix of the investment portfolio is managed to respond to expected claim pay-out patterns. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs.

Cash provided from operations was $36.1 million in the first six months of 1996 compared to $32.3 million in the first six months of 1995. The increase from 1995 was due to increased cash flow from insurance operations offset by higher taxes paid. Insurance operations cash flow increased as premiums collected were up 6 percent year to date compared to the same period in 1995 and claims paid increased 12 percent. The additional participation in IRI impacted components of the Consolidated statement of cash flows for 1996, including a year to date impact of $14.4 million to cash provided from operations. The Radian International LLC transaction had minimal impact on cash flow from operations in the first half of 1996.

Capital resources consist of shareholders' equity and debt outstanding and represent those funds deployed or available to be deployed to support business operations. Shareholders' equity of $343.7 million at June 30, 1996 increased by $2.6 million since December 31, 1995. The increase reflects net income of $30.4 million for the first six months, offset by a decrease in unrealized gains, net of tax, of $2.0 million, dividends of $23.1 million and treasury stock purchase of $2.5 million.

At June 30, 1996, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at June 30, 1996 and December 31, 1995 was $3 million.

The Company is involved in certain arbitration or litigation proceedings regarding significant loss events that occurred in the late 1980's and early
1990's. Although the Company has denied coverage and believes it has no liability under the policy terms, ultimate responsibility for these losses will be determined through the arbitration or legal system. While the timing of the resolution of these cases is unclear, management is of the opinion that the outcome will not have a material effect on the results of operations or the financial position of the Company due to reinsurance contracts in place for those years.




	PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.

	(a)	The Registrant's 1996 Annual Meeting of Stockholders was held on April 16,
		1996.

	(b)	Proxies were solicited by Registrant's management pursuant to Regulation
14A under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and
all of such nominees were elected for a three-year term.

	(c)	The following matters were voted upon at the Annual Meeting with the
voting	results indicated.

1.	Election of Directors.

    	Nominee			          Votes For		         Withheld
	-------------------------------------------------------
	Joel B. Alvord			       17,606,656		         392,762
	Richard G. Dooley		     17,847,327		         152,091
	Gordon W. Kreh		        17,870,253		         129,165
	Lois Dickson Rice		     17,834,129		         165,289

2.	Appointment of Coopers & Lybrand as Independent Public Accountants

    Votes for		       Against	       	Abstain
    ------------------------------------------
    17,825,830	       	95,950			       77,638

3.	Stockholder Proposal to Eliminate Classified Board

   	Votes for	        	Against		       Abstain	           No Vote
    --------------------------------------------------------------
    	6,128,413		      9,325,973		      388,987          	2,156,045

The total number of shares of the Registrant's Common Stock outstanding on February 6, 1996, the record date, was 20,288,661.

Item 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits - Exhibit 27, Financial Data Schedule.
	(b)	Reports on Form 8-K--Form 8-K filed on May 6, 1996 to announce the resignation of Donald M. Carlton as executive vice president and a director of the Registrant; Form 8-K filed on July 22, 1996 to announce the election of Richard H. Booth as a director of the Registrant.


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    						THE HARTFORD STEAM BOILER
				                                    		INSPECTION AND INSURANCE COMPANY


Date:  August 13, 1996	By: /s/ Saul L. Basch
                     						Saul L. Basch
						                     Senior Vice President, Treasurer
						                     and Chief Financial Officer

Date:  August 13, 1996	By: /s/ Robert C. Walker
                     						Robert C. Walker
					                     	Senior Vice President and
				                     		General Counsel
















