Form 10-Q
period 1996-09-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1996-11-14
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                             FORM 10-Q
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

The number of shares outstanding of the registrant's common stock without par value, as of October 31, 1996: 20,031,707


THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                         INDEX



PART I    FINANCIAL INFORMATION                                        PAGE

    Consolidated Statements of Operations for the
    Quarters and Nine Months Ended September 30, 1996
    and 1995 (unaudited).............................................   3

    Consolidated Statements of Financial Position as
    of September 30, 1996 (unaudited) and December 31,
    1995............................................................    4

    Consolidated Statements of Cash Flow for the
    Nine Months Ended September 30, 1996 and 1995
    (unaudited).....................................................    5

    Notes to Consolidated Financial Statements......................    6

    Management's Discussion and Analysis of
    Consolidated Financial Condition and Results
    of Operations...................................................    7

PART II	OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K.......................   14

SIGNATURES..........................................................   15

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Operations
Unaudited
(In millions, except per share data)

                                              Quarter                        Nine Months
                                         Ended September 30               Ended September 30

                                        1996           1995              1996           1995
Revenues:
  Insurance premiums               $   113.8      $    98.3         $   335.1      $   290.0
  Net engineering services              14.0           65.9              40.8          190.3
  Net investment income                  7.6            6.5              23.5           20.5
  Realized investment gains              2.5            1.0               8.5            2.5
                                   ----------     ----------         ---------      ---------
     Total revenues                    137.9          171.7             407.9          503.3
                                   ----------     ----------         ---------      ---------
Expenses:
  Claims and adjustment                 54.5           38.0             155.4          114.8
  Policy acquisition                    21.4           20.3              63.9           58.5
  Underwriting and inspection           34.2           29.6             102.3           90.4
  Net engineering services              12.4           60.3              36.0          173.0
  Interest                               0.0            0.4               0.9            1.2
                                   ----------     ----------         ---------      ---------
    Total expenses                     122.5          148.6             358.5          437.9
                                   ----------     ----------         ---------      ---------

Equity in Radian International LLC      (0.3)          -                  7.1           -
                                   ----------     ----------         ---------      ---------

Income before taxes                     15.1           23.1              56.5           65.4

Income taxes:
  Current                                3.2            6.1              16.4           19.2
  Deferred                               0.3            0.7              (1.9)           0.2
                                   ----------     ----------         ---------      ---------
    Total income taxes                   3.5            6.8              14.5           19.4

Net income                         $    11.6      $    16.3          $   42.0       $   46.0
                                   ==========     ==========         =========      =========

Net income per share:              $    0.58       $   0.80          $   2.07       $   2.25
                                   ==========     ==========         =========      =========
Dividends declared per share       $    0.57       $   0.57          $   1.71       $   1.67

Based on average shares
and common stock equivalents            20.1           20.4              20.2           20.4

See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Financial Position
(In millions, except per share data)

                                             September 30,     December 31,
                                                 1996             1995
                                             (Unaudited)
                                              ---------       -----------
Assets:
  Cash                                       $     7.4        $     9.3
  Short-term investments, at cost                 78.7             73.8
  Fixed maturities, at fair value
   (cost - $233.5; $247.6)                       235.0            255.3
  Equity securities, at fair value
   (cost - $186.5; $155.0)                       257.0            215.4
                                              ----------      -----------
  Total cash and invested assets                 578.1            553.8



  Insurance premiums receivable                  106.5             87.2
  Engineering services receivable                 11.3             68.8
  Fixed assets                                    32.1             62.3
  Prepaid acquisition costs                       43.0             34.1
  Capital lease                                   16.2             16.8
  Equity in Radian International LLC              71.8              -
  Reinsurance recoverable                         90.1             47.9
  Other assets                                   103.5            100.6
                                              ----------      -----------
    Total assets                             $ 1,052.6       $    971.5
                                              ==========      ===========

Liabilities:
  Unearned insurance premiums                $   270.5        $   216.2
  Claims and adjustment expenses                 256.7            190.9
  Short-term borrowings                            3.6             13.4
  Long-term borrowings                            25.1             25.6
  Capital lease                                   27.8             27.8
  Deferred income taxes                           21.6             18.9
  Dividends payable                               11.4             11.6
  Minority Interest                               20.0             20.0
  Other liabilities                               77.1            106.0
                                              ----------      -----------
    Total liabilities                            713.8            630.4
                                              ----------      -----------

Shareholders' equity:
  Common Stock (stated value; shares authorized
    50.0; shares issued 21.3; shares
    outstanding 20.0; 20.3)                       10.0             10.0
  Additional paid-in capital                      34.1             33.9
  Unrealized investment gains, net of tax         45.7             43.9
  Retained earnings                              312.6            305.1
  Treasury stock, at cost; (shares 1.3; 1.0)     (59.3)           (47.7)
  Benefit plans                                   (4.3)            (4.1)
                                              ----------      -----------
    Total shareholders' equity                   338.8            341.1
                                              ----------      -----------
 Total liabilities and shareholders' equity  $ 1,052.6         $  971.5
                                              ==========      ===========
    Shareholders' equity per common share       $16.91           $16.81


See Notes to Consolidated Financial Statements.

THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
Consolidated Statements of Cash Flows
Unaudited
(In Millions)

                                                   Nine Months Ended
                                                     September 30,
                                                 1996            1995
                                              ----------      ----------
Operating Activities:
Net income                                   $    42.0       $    46.0
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                    9.3            14.6
  Deferred income taxes                           (1.9)            0.2
  Realized investment gains                       (8.5)           (2.5)

  Change in:
    Insurance premiums receivable                (19.3)            4.7
    Engineering services receivable               (2.2)            2.3
    Prepaid acquisition costs                     (8.8)            2.2
    Reinsurance recoverable                      (42.2)           11.4
    Unearned insurance premiums                   54.2             6.3
    Claims and adjustment expenses                65.8           (18.6)
    Equity in Radian International LLC            (3.6)            -
    Other                                        (12.3)           (1.7)
                                              ----------      ----------
      Cash provided by operating activities       72.5            64.9
                                              ----------      ----------
Investing Activities:
Fixed asset dispositions (additions), net          0.2            (8.2)

Investments:
    Purchase of short-term investments, net       (4.9)          (38.6)
    Purchase of fixed maturities                 (66.4)         (134.2)
    Proceeds from sale of fixed maturities        74.7            88.2
    Redemption of fixed maturities                 5.5            13.1
    Purchase of equity securities               (113.7)          (77.1)
    Proceeds from sale of equity securities       88.2           107.7
    Cash transferred to equity in Radian
     Int'l LLC                                    (0.8)           -
                                              ----------      ----------
      Cash used in investment activities         (17.2)          (49.1)
                                              ----------      ----------
Financing Activities:
Decrease in short-term borrowings                 (9.8)           (8.1)
Increase (decrease) in long-term debt             (0.5)           24.9
Dividends paid to shareholders                   (34.7)          (33.7)
Repayment of employee stock ownership plan debt    -              (1.6)
Purchase of treasury stock                       (11.5)           (3.0)
                                              ----------      ----------
      Cash used in financing activities          (56.5)          (21.5)
                                              ----------      ----------
  Net decrease in cash                            (1.2)           (5.7)

  Cash at beginning of period                      8.6            12.1
                                              ----------      ----------
  Cash at end of period                      $     7.4       $     6.4
                                              ==========      ==========
Interest paid                                $     1.1       $     3.4
                                              ----------      ----------
Federal income tax paid                      $    12.9       $    14.7
                                              ----------      ----------

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	General

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

Effective January 16, 1996, The Hartford Steam Boiler Inspection and Insurance Company (HSB) and The Dow Chemical Company (Dow) formed a new company,
Radian International LLC (Limited Liability Company), which provides environmental, information technology, and strategic chemical management services to industries and governments worldwide. The new company, consisting of assets contributed by Dow's subsidiary, Dow Environmental Inc. (DEI) and HSB's subsidiary, Radian Corporation, is headquartered in Austin, TX.
According to the terms of the agreement, the ownership of Radian
International LLC is initially 60 percent Dow and 40 percent HSB, via the wholly owned subsidiaries of each company.  Income to HSB will be subject to
a preference return in the first two years.   As is customary in joint
ventures, the agreements between HSB and Dow provide various alternatives for either party to dissolve the business, distribute assets and liabilities, or sell their interests subject to certain rights of first refusal. In 1996, HSB's interest in Radian International LLC is accounted for in the consolidated financial statements under the equity method of accounting. In 1995, the results of Radian Corporation were fully consolidated.

3.	Industrial Risk Insurers

Effective December 1, 1995, HSB increased its participation in Industrial Risk Insurers (IRI) from approximately 0.5 percent to 14 percent. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the organization. As a result HSB's 1995 increased participation is reflected in 1996 results. The additional participation increased revenue and expenses for 1996 as well as several balance sheet accounts.

HSB recently announced that its participation in IRI would increase to 23.5% effective December 1, 1996.


                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF CONSOLIDATED FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                       SEPTEMBER 30, 1996

RESULTS OF OPERATIONS
(dollar amounts in millions)
Consolidated Overview
                         					      Quarter Ended		 Nine Months Ended
					                               September 30		  September 30

                               	 	  1996  	  1995   	  1996  	  1995
                                    ----     ----      ----     ----
Insurance premium			              $ 113.8	 $  98.3	  $ 335.1	 $ 290.0
Net engineering services revenues    14.0	    65.9	     40.8	   190.3
Net investment income		               7.6	     6.5	     23.5	    20.5
Realized investment gains		           2.5      1.0	      8.5      2.5
                                    -----    -----     -----    -----
    Total revenues	            		$  137.9  $ 171.7	  $ 407.9	 $ 503.3
                                    =====    =====     =====    =====
Equity in Radian International
  LLC                           	$   (0.3)	$    -   	$   7.1	 $    -
                                    =====    =====     =====    =====
Net income				                   $   11.6	 $  16.3	  $  42.0	 $  46.0
                                    =====    =====     =====    =====
Net income per share			          $    0.58	$   0.80	 $   2.07	$   2.25
                                    =====    =====     =====    =====

Net income per share for the third quarter of 1996 decreased 28% percent from the third quarter of 1995 and decreased 8% percent for the first nine months of 1996 compared to 1995. Third quarter results were negatively impacted by losses associated with recent hurricanes and flooding and lower earnings from HSB's Radian International LLC joint venture.

Insurance premiums grew 16% percent for both the third quarter and the first nine months of 1996, with the increased participation in IRI the largest contributing factor. The third quarter combined ratio increased from 89.0 percent in 1995 to 96.3 percent in 1996; while the first nine months combined ratio increased from 90.4 percent in 1995 to 95.5 percent.

Engineering services profit, including the equity in Radian International LLC, decreased 77 percent for the third quarter and 31 percent for the first nine months. Exclusive of the Radian impact, engineering services revenue increased 13 percent from the third quarter last year and 10 percent over the first nine months last year.

Consolidated revenues in the third quarter of 1995 include $53.4 million of revenue from Radian Corporation; Radian International LLC is reported using the equity method of accounting in 1996. Under this method, the detailed revenues and expenses and assets and liabilities of Radian International
LLC are not presented in the 1996 financial statements. The first nine months of 1995 include $153.1 million of revenue from Radian Corporation.
Exclusive of Radian Corporation, consolidated revenues increased 17 percent and 16 percent for the third quarter and first nine months of 1996, respectively, from comparable periods in 1995.

The effective tax rate for the third quarter and first nine months was 23 percent and 26 percent, respectively, compared to 29 percent and 30 percent for the comparable prior year periods. Tax rate fluctuations occur as underwriting results change the mix of pretax income between fully taxable earnings and tax preferred investment income. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.

The additional participation in IRI increased revenue for the quarter by $7.0 million and year to date $26.7 million. The additional participation also impacted the balance sheet at September 30, 1996. The major balance sheet increases from December 31, 1995 related to IRI included insurance premiums receivable ($17.6 million), unearned insurance premiums ($33.3 million), claims and adjustment expenses ($28.9 million) and reinsurance recoverable ($14.4 million).

With Radian International LLC being accounted for on the equity basis of accounting in 1996, certain balance sheet accounts at September 30, 1996 have been reduced. The major changes from December 31,1995 included reductions to engineering services receivable ($59.7 million), fixed assets ($22.6 million), other assets ($23.0 million) and other liabilities ($22.0 million).



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


Insurance Operations

Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company, HSB Engineering Insurance Limited
(HSB-EIL), The Boiler Inspection and Insurance Company of Canada (BI&I) and The Allen Insurance Company, Ltd.

                           					      Quarter Ended 		   Nine Months Ended
					                                 September 30		       September 30
                                      -------------      -----------------
                               					  1996  	  1995   	    1996  	  1995
                                      ----     ----        ----     ----
Gross earned premium		              $ 143.1	 $ 116.1	    $ 414.5	  $ 342.7
Ceded premium			                       29.3	    17.8	       79.4	     52.7
                                      -----    -----       -----    -----
Insurance premium			                  113.8     98.3	      335.1	    290.0
Claims and adjustment expenses	        54.5	    38.0	      155.4 	   114.8
Underwriting, acquisition
	and other expenses		                  55.6     49.9	      166.2	    148.9
                                      -----    -----       -----     -----
Underwriting gain			                $   3.7	 $  10.4	    $  13.5	  $  26.3
                                      =====    =====       =====     =====

Gross earned premiums in the third quarter and year to date 1996 increased 23 percent and 21 percent, respectively, from comparable periods in 1995. This increase was primarily attributable to the increased participation in IRI ($17.7 million for the third quarter and $55.6 million year to date) and to growth in the global markets. Gross earned premiums representing coverage outside the U.S. increased 21 percent in the third quarter and 12 percent year to date 1996 compared to prior year periods.

Increases in ceded premium of 65 percent in the current quarter and 51 percent year to date were primarily due to the additional participation in IRI.

The loss ratio increased from 38.7 percent in the third quarter of 1995 to
47.9 percent in the current quarter, and from 39.6 percent for the first nine months of 1995 to 46.4 percent for 1996 year to date primarily due to recent hurricanes and flooding, unusually severe winter weather and higher frequency of claims. Claims and adjustment expenses increased 43 percent in the current quarter and 35 percent year to date compared to the same periods in 1995. The increase was due to losses from weather-related storms and the increased share in IRI. Gross claims and adjustment expenses for the third quarter 1996 and 1995 were $79.0 million and $37.5 million, respectively.
This compares to 1996 and 1995 nine month gross claims and adjustment expenses of $215.0 million and $123.4 million, respectively. IRI accounted for gross claims and adjustment expenses of $2.2 million for the third quarter of 1996 and $33.9 million year to date 1996.

Underwriting, acquisition and other expenses increased approximately 11 percent in the current quarter and 12 percent year to date compared to the same 1995 periods. The increase was primarily due to increased participation in IRI and additional expenses related to growth in the global sector.

The components of the combined ratio, were as follows:

                         					     Quarter Ended 		 Nine Months Ended
					                              September 30 		     September 30
                                   -------------    -----------------
                             			  1996  	   1995   	  1996  	   1995
                                  ----      ----      ----      ----
Loss ratio				                    47.9%		   38.7%	    46.4%		   39.6%
Expense ratio				                 48.4%	 	  50.3%	    49.1%		   50.8%
                                  ----      ----      ----      ----
Combined ratio			                 96.3%		   89.0%	    95.5%		   90.4%
                                  ====      ====      ====      ====

Engineering Services Operations

                    					          Quarter Ended 		 Nine Months Ended
			 		                             September 30 		     September 30
                                   -------------    -----------------
                             					 1996 		   1995 	  	  1996 	 	1995
                                   ----      ----       ----    ----
Net engineering services revenue 	$ 14.0	  $ 65.9		   $ 40.8		 $190.3
Net engineering services expenses   12.4	    60.3	  	   36. 		  173.0
                                   -----    -----      -----    -----
Operating gain				                $  1.6	  $  5.6		   $  4.8	 	$ 17.3
                                   =====    =====      =====    =====
Net margin				                      11.4%     8.5%	  	  11.8%	    9.1%

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

Net engineering services revenues decreased $51.9 million in the third quarter and $149.5 million year to date compared to the same periods in 1995 due primarily to the change in presentation of Radian International LLC in 1996. Exclusive of Radian, engineering services revenue increased approximately 13 percent in the current quarter over the third quarter 1995 and 10 percent for the first nine months of 1996 over the same period for 1995.
The growth in revenues was primarily due to increases generated by HSBRT as their revenues were 34 percent higher in the third quarter of 1996 and 29 percent year to date over the same periods in 1995.

The consolidated engineering services operating gain decreased $4.0 million in the current quarter from the third quarter of 1995 and $12.5 million for the first nine months of 1996 from the same period in 1995. Again, this was caused by the Radian International LLC transaction which resulted in a separate presentation of Radian's results in 1996. Radian International LLC results for the third quarter of 1996 decreased $4.3 million from the third quarter of 1995 and for the first nine months of 1996 decreased $5.2 million from the same period in 1995. Radian's results have suffered as a result of delays associated with the transition of Radian's client mix to one that is more commercial based than government based.



Investment Operations

                        					     Quarter Ended 		 Nine Months Ended
					                             September 30 		        September 30
                                  -------------    -----------------
                           					  1996  	  1995  	  1996  	  1995
                                  ----     ----     ----     -----
Net investment income 		          $ 7.6	   $ 6.5	  $ 23.5	   $ 20.5
Realized investment gains		         2.5	     1.0	     8.5	      2.5
                                  -----    -----    -----    -----
Pretax income from
	investment operations		          $10.1	   $ 7.5	  $ 32.0	   $ 23.0
                                  =====    =====    =====    =====

Net investment income increased 17 percent for the third quarter and 15 percent year to date compared to the same periods in 1995. The increase was due primarily to an increased level of investable assets and to a lesser extent by dividend increases on the company's common stock investments. Invested assets growth was due to significant cash flow from operations during 1995 and earnings on the receivable generated from the portfolio transfer of IRI. Investment income in the global market also increased in the current quarter over the third quarter of 1995 as these operations have shown significant growth over the past year.

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



Liquidity and Capital Resources
-------------------------------
                         	  					              Balances at
					                                 September 30        December 31
                                      -------------------------------
                                  						  1996  		          1995
                                          ----              ----
Total assets 				                      $ 1,052.6		        $ 971.5
Short-term investments			                   78.7		           73.8
Cash						                                   7.4		            9.3
Short-term borrowings			                     3.6		           13.4
Shareholder's equity				                   338.8		          341.1


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

Cash provided from operations was $72.5 million in the first nine months of 1996 compared to $64.9 million in the first nine months of 1995. Insurance operations cash flow increased as premiums collected were up 13 percent year to date compared to the same period in 1995 and claims paid increased slightly at 0.6 percent. The additional participation in IRI impacted components of the Consolidated Statement of Cash Flows for 1996, including a year to date impact of $7.7 million to cash provided from operations.
The Radian International LLC transaction had minimal impact on cash flow from operations in the first nine months of 1996.

Capital resources consist of shareholders' equity and debt outstanding and represent those funds deployed or available to be deployed to support business operations. Shareholders' equity of $338.8 million at September 30, 1996 decreased by $2.3 million since December 31, 1995 primarily due to treasury stock purchases. The decrease reflects net income of $42 million for the first nine months and an increase in unrealized gains, net of tax, of $1.8 million, offset by dividends of $34.5 million and treasury stock purchases of $11.5 million.

At September 30, 1996, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at September 30, 1996 and December 31, 1995 was $3.6 million and $12 million, respectively.

The Company is involved in three arbitration or litigation proceedings, primarily with other insurers, regarding significant loss events that occurred in the late 1980's and early 1990's. The areas of dispute concern questions as to which insurer has responsibility for coverage of certain property damage and business interruption losses sustained by the insureds.
It is management's position that the policies in question exclude such losses, whereas others contend the policy language is broad enough to extend coverage. The ultimate responsibility for such losses will be determined through the arbitration or legal system. While the timing of the resolution of these cases is unclear, management is of the opinion that an adverse outcome will not have a significant material effect on the results of operations or the financial position of the Company due to reinsurance contracts in place for those years. Nevertheless, in the event the Company and its reinsurers are obliged to pay significant sums pursuant to the arbitration or legal proceedings, it is likely the Company's reinsurance costs will increase in future periods.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits -

     (27):  Financial Data Schedule

(b) Reports on Form 8-K -- Form 8-K filed on July 22, 1996 to announce the election of Richard H. Booth as a director of the Registrant.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE HARTFORD STEAM BOILER
                                           INSPECTION AND INSURANCE COMPANY

Date:  November 14, 1996                   By:   /s/ Saul A. Basch
                                                     Saul A. Basch
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer

Date:  November 14, 1996                   By:   /s/ Robert C. Walker
                                                     Robert C. Walker
                                                     Senior Vice President
                                                     and General Counsel