Form 10-K
period 1996-12-31
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1997-03-31
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

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

                                 P.O. Box 5024
                                One State Street
                    Hartford, Connecticut            06102-5024
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (860) 722-1866

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
Title of each class                                  on which registered
-------------------                                 ---------------------

Common stock, without par value                  New York Stock Exchange, Inc.
Rights to Purchase Depositary Receipts           New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes...X...,  No.......

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.....X.......

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 1997 was $908,818,577.

Number of shares of common stock outstanding as of February 13, 1997:
20,041,678.


Documents Incorporated By Reference
-----------------------------------

Portions of the Proxy Statement dated March 26, 1997 for the Annual Meeting of Shareholders to be held April 24, 1997 are incorporated by reference in Parts III and IV herein.

                                     PART I

Item 1.  Business.

A.     GENERAL DEVELOPMENT OF BUSINESS

     The Hartford Steam Boiler Inspection and Insurance Company (together with its subsidiaries referred to as the "Company" hereinafter) was chartered under the laws of the State of Connecticut in 1866. The Company's operations are divided into three industry segments - insurance, engineering services and investments. The most significant business of the Company is providing insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment along with a high level of inspection services aimed at loss prevention. Earned premiums for the Company's insurance products were $448.6 million for 1996, which accounted for approximately 81.7 percent of the Company's revenues. See Note 8 to the Consolidated Financial Statements located in Item 8 of Part II herein for information on the Company's net written and net earned premiums over the last three years.

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

     Effective December 1, 1996 the Company increased its membership participation in Industrial Risk Insurers (IRI) from 14 percent to 23.5 percent. Prior to December 1, 1995, the Company's participation was .5 percent. IRI is a voluntary, unincorporated joint underwriting association, comprised of property casualty insurance members, which provides property insurance for the class of business known as "highly protected risks" -- larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. The Company has increased its share over the last two years because it believes that participation in the IRI represents an opportunity to apply the Company's underwriting, engineering and reinsurance skill sets to a large block of business and to potentially provide a quick turnaround of IRI's underwriting results with only a limited capital outlay of Company funds. The Company's increased share will enable the Company to have a more significant role in helping IRI be an effective and profitable provider of essential property insurance and loss prevention services to larger risks. IRI has a fiscal year ending November 30, and provides reports to its members on a quarterly basis. As a result, the Company's increased participation to 23.5 percent will initially be reflected in the first quarter financial results for 1997. Also during the third quarter of 1996, the Company assumed IRI's electric utility book of business (gross written premium of $8.6 million) in term in order to strengthen the Company's position in the power generation industry and its coordination with IRI.

     The Company also offers professional scientific and technical consulting services for industry and government on a world-wide basis through its Engineering Department and its engineering subsidiaries. In 1996 net engineering services revenues were $55.8 million, which accounted for approximately 10.2 percent of the Company's revenues.

     In January 1996, the Company completed the formation of Radian International LLC ("Radian International"), a joint venture with The Dow Chemical Company to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection


                                      (1)
with the formation of the new company, the Company contributed substantially all of the assets of its wholly-owned subsidiary, Radian Corporation, and The Dow Chemical Company contributed the assets of Dow Environmental, Inc., its wholly-owned subsidiary, as well as access to certain of its technologies which help support the businesses expected to be conducted by the joint venture company. Radian International currently is 40 percent owned by Radian Corporation and 60 percent owned by Dow Environmental Inc. Prior to 1996, Radian Corporation's results were included with the Company's on a fully consolidated basis. In 1996, the Company's share of the joint venture's results are recorded as equity in Radian rather than in net engineering services revenue and other income statement accounts. Radian International's contribution to pre-tax earnings declined by approximately $15.7 million during 1996 largely due to delays in the transition of Radian International's business to one that is more economically driven and less government regulatory driven.

     The Company is a multi-national company operating primarily in North American, European, and Asian markets. Currently, the Company's principal market for its insurance and engineering services is the United States. However, the Company does desire to become a stronger competitor in the international machinery breakdown insurance and related engineering services markets as it believes that there is significant opportunity for profitable growth overseas. In 1996 the revenues and pre-tax income associated with operations outside of the United States were approximately 18.9 percent and 28.3 percent, respectively. Identifiable assets associated with operations outside of the United States are approximately 23.1 percent of the consolidated amount.

     Below is a summary of the identifiable assets by business segments at year-end 1996 and 1995. Certain assets have not been allocated.

                                                                  1996
                                                             (In millions)

                                   Total   Insurance   Investment   Engineering    Other
                                   -----   ---------   ----------   -----------    -----

Asset Category

Cash and Invested Assets ......  $  600.9     --        $600.9         --            --
Insurance Premiums Receivable .     106.4   $106.4       --            --            --
Engineering Services Receivable      11.7     --         --         $ 11.7           --
Fixed Assets ..................      31.7     --         --            --        $  31.7
Prepaid Acquisition Costs .....      40.6     40.6       --            --            --
Capital Lease .................      16.1     --         --            --           16.1
Investment in Radian ..........      79.7     --         --           79.7           --
Reinsurance Assets ............     162.9    162.9       --            --            --
Other Assets ..................      66.3     --         --            --           66.3
                                   -------  ------     ------        -----         ------
   Total ......................  $1,116.3   $309.9     $600.9       $ 91.4       $ 114.1
   % of Total                       100%      27.8%      53.8%         8.2%         10.2%





                                      (2)


                                                                  1995
                                                             (In millions)

                                    Total        Insurance    Investment    Engineering     Other
                                    -----        ---------    ----------    -----------     -----
Asset Category
--------------

Cash and Invested Assets            $  553.8         ---       $553.8          ---             ---
Insurance Premiums Receivable           87.2     $  87.2         ---           ---             ---
Engineering Services Receivable         68.8         ---         ---        $  68.8            ---
Fixed Assets                            62.3         ---         ---           22.6          $ 39.7
Prepaid Acquisition Costs               34.1        34.1         ---            ---            ---
Capital Lease                           16.8         ---         ---            ---            16.8
Reinsurance Assets                      59.5        59.5         ---            ---            ---
Other Assets                            89.0         ---         ---           23.0            66.0
                                    --------     --------      -------       -------         -------
   Total                            $  971.5     $ 180.8       $553.8        $114.4          $122.5
   % of Total                          100%         18.6%        57.0%         11.8%           12.6%


     For additional information on the Company's business segments, see Notes 1 and 3 to the Consolidated Financial Statements located in Item 8 of Part II herein.

B.     PRODUCTS AND SERVICES

Insurance
---------

     Equipment breakdown insurance provides for the indemnification of the policyholder for financial loss resulting from destruction or damage to an insured boiler, pressure vessel, or other item of machinery or equipment caused by an accident. This financial loss can include the cost to repair or replace the damaged equipment (property damage), and product spoilage, lost profits and expenses to avert lost profits (business interruption) stemming from an accident.

     The Company distinguishes itself from other insurance suppliers by providing a high level of loss prevention, failure analysis and other engineering services with the insurance product. This heavy emphasis on loss prevention historically has had the dual effect of increasing underwriting and inspection expenses, while reducing loss and loss adjustment expenses.

     An important ancillary benefit for the policyholder is that the inspection performed by the Company's inspector on a boiler, pressure vessel, or other piece of equipment, as part of the insurance process, is normally accepted by state and other regulatory jurisdictions for their certification purposes.
Without a certificate of inspection by the insurance carrier or another inspection agency, policyholders cannot legally operate many types of equipment.

     The  Company  also  writes  all risk  property  insurance  for  risks  with significant machinery and equipment exposures, in addition to its more traditional boiler and machinery products. The all risk line is marketed to customers with equipment and machinery exposures, such as electric utilities, where sophisticated engineering services are important to loss prevention and control. These customers are offered technical services such as computerized evaluation of fire protection systems in addition to fire inspections and boiler and machinery inspections. The Company also writes all risk coverage specifically tailored for data processing systems.

                                      (3)

Engineering Services
--------------------

     Separate divisions of the Company's Engineering Department provide quality assurance services, training for nondestructive testing, inspections to code standards of the American Society of Mechanical Engineers (ASME), ISO certification services and other specialized consulting and inspection services related to the design and applications of boilers, pressure vessels, and many other types of equipment for domestic and foreign equipment manufacturers and their customers. Hartford Steam Boiler is the largest Authorized Inspection Agency for ASME codes in the world. In addition, the Company's Engineering Department, often in conjunction with Radian International, its engineering affiliate jointly owned with The Dow Chemical Company (Dow), focuses on researching and developing potential new products and services, and new markets for current services.

     Radian International is an international engineering and technical services firm that provides a wide range of environmental based consulting services to industries and governments around the world. Currently its customer base is almost equally divided between the government and private sector, although it is moving towards a client mix that is more commercial based. Industries served in the private sector include chemical and petroleum producers, manufacturers and utilities. Radian's areas of expertise include environmental, engineering, health and safety services, materials and mechanical technologies, specialty chemicals, and information technologies. Its strategy is to provide its customers with the full range of environmental technical services required to conduct their businesses on a global basis. The formation of Radian International by the Company and The Dow Chemical Company ("Dow") as described on page 2, was a significant step in implementing this strategy, as the new company integrates the environmental and engineering strengths of Radian Corporation with Dow's access to chemical industry process technology and environmental remediation capabilities. Radian International recognizes revenues from contracts as costs are incurred and includes estimated earned fees in the proportion of cost incurred to date to total estimated cost.

     Other engineering subsidiaries include HSB Reliability Technologies Corp. (HSB RT) and HSB Professional Loss Control Inc. (HSB PLC). HSB RT maintains an extensive database on equipment maintenance and reliability and provides preventive maintenance consulting services and programs to a wide range of businesses and industries. Such services and programs are designed to increase production, reduce maintenance, energy and spare parts inventory costs, and extend equipment life. HSB PLC is a fire protection consulting and engineering firm. Its services include inspections, hazards analysis and risk assessment, engineering design, code consulting, research and testing, and training.

C.     COMPETITION

Insurance
---------

     The Company is the largest writer of equipment breakdown insurance in North America and is establishing a significant presence in the engineering insurance market outside of North America. Based on gross earned premium, the Company's U.S. market share, at approximately 40 percent, has remained fairly stable over the past ten years. Based on net premiums written reported in the 1996 edition of Best's Aggregates and Averages, no other single company has more than a 10 percent market share. Members of an affiliated group of insurers, the Factory Mutual System, have a market share of approximately 22 percent.

                                      (4)

     In general, the insurance market is influenced by the total insurance capacity available based on policyholder surplus. Over the last few years, global capacity has grown as new insurers enter the property casualty market. In addition to available capacity, competition in the equipment breakdown insurance market is based on price and service to the insured. Service includes maintaining customer relationships, engineering and loss prevention activities, and claims settlement. The Company prices its product competitively in the marketplace, but primarily competes by offering a high level of service, not by offering the lowest-priced product.

     Competition in the equipment breakdown insurance market, as well as the property casualty market in general, has intensified in recent years as a result of continuing restructuring and consolidation in the insurance industry. However, because the Company primarily underwrites risks which require engineering expertise and jurisdictionally mandated inspections, it believes that it is well-positioned to manage such competition since it maintains the largest force of inspectors and engineers in the industry.

Engineering Services
--------------------

     The Company provides a wide range of engineering, consulting and inspection services as described on page 4. For most of these services it has numerous competitors, some of whom are much larger and have greater financial resources than the Company.

     Competition in these areas is based on price and on the qualifications, experience and availability of the individuals who perform the work. The Company's force of inspectors, engineers, and technicians is spread throughout the world. Ongoing training programs ensure that the Company's inspectors, engineers, and technicians are kept up-to-date on the latest engineering and technical developments.

D.     MARKETING

Insurance
---------

     The Company's various functional operations are aligned to focus on its two principal customer groups, commercial risks and special risks. The Company believes that this organizational structure allows it to service its customers more effectively and efficiently and at the same time to be a more aggressive and flexible competitor.

     Currently, the Company's principal market for its insurance business is the United States. In 1996 68.2 percent of its net written premiums (exclusive of IRI) related to risks located in the United States. Of the direct premiums written in the United States in 1996 (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded), less than 10 percent was written in any one state, and with the exception of California, Florida, New York, Pennsylvania and Texas, no state accounted for more than 5 percent of such premiums. No insurance customer accounted for more than 10 percent of the consolidated revenues in 1996.

     The Company has contracts with independent insurance agencies in all fifty states, the District of Columbia, Puerto Rico and Canada. These agencies market the Company's direct insurance to its small and medium commercial accounts. Personal contact with these independent insurance agents is accomplished through the Company's field sales force which operates out of various branch offices across the country and in Canada. It is the Company's policy in appointing agents to be selective, seeking to maintain and strengthen

                                      (5)
its existing relationships and to develop relationships with new agents whom the Company believes will become a continuing source of profitable business. The Company periodically reviews its agency contracts and selectively reduces them in order to retain only those agents who consistently produce certain minimum levels of business for the Company.

     Large, engineering-intensive U.S. and international accounts are primarily marketed and serviced by account teams comprised of underwriting, marketing, engineering and claims staff who have specialized knowledge of particular customer industries. U.S. customers are serviced primarily by Hartford Steam Boiler. Canadian customers are serviced by The Boiler Inspection and Insurance Company of Canada. Overseas customers are serviced by HSB Engineering Insurance Limited, based in London, with additional offices in Hong Kong, Kuala Lumpur, Madrid and Miami.

     Additionally, the Company markets its insurance products through the distribution channels of the companies which it reinsures.

     IRI markets its products primarily through large brokers.

Engineering Services
--------------------

     The Company's engineering services are marketed in a variety of ways. Customized services related to loss prevention, failure analysis, and equipment testing are generally sold in conjunction with the insurance contract but are also available separately. Most other engineering services, including those performed by Radian International, are marketed on a bid or proposal basis. While such business is usually price sensitive, the exacting standards and requirements set by industry and government for most of the services offered by the Company tend to diminish that effect.

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

     No engineering services customer (including Radian International customers) accounts for more than 10 percent of the Company's consolidated revenues.

E.     REGULATION

Insurance
---------

     The Company's insurance operations are subject to regulation throughout the United States. Various aspects of the insurance operations are regulated, including the type and amount of business that can be written, the price that can be charged for particular forms of coverage, policy forms, trade and claim settlement practices, reserve requirements and agency appointments. Regulations also extend to the form and content of financial statements filed with such regulatory authorities, the type and concentration of permitted investments for insurers, and the extent and nature of transactions between members of a holding company

                                      (6)
system, including dividends involving insurers. In general, such transactions must be on fair and reasonable terms, and in some cases, prior regulatory approval is required.

     The nature and extent of regulations pertaining to the business the Company writes outside of the U.S. varies considerably. Regulations cover various financial and operational areas, including such matters as amount and type of reserves, currency, policy language, repatriation of assets and compulsory cessions of reinsurance.

     In December  1993,  the National  Association  of  Insurance  Commissioners
(NAIC) adopted risk based capital (RBC) requirements applicable to property and casualty insurers. The RBC formula establishes a required statutory surplus level for an insurer based on the risks inherent in its overall operations which are identified as underwriting risk, invested asset risk, credit risk and off-balance sheet risk. The law provides for regulatory responses ranging from requiring a plan of corrective action to placing the insurer under regulatory control for insurers whose surplus is below the prescribed RBC target. The Company's adjusted capital significantly exceeded the authorized control level RBC for 1996.

     NAIC Insurance Regulatory Information System (IRIS) Ratios are part of the solvency impairment early warning system of the NAIC. They consist of twelve categories of financial data with defined acceptable ranges for each. Companies with ratios outside of the acceptable ranges are selected for closer review by regulators. The Company's IRIS ratios were within acceptable ranges for 1996.

     The Company's operations are subject to examination by insurance regulators at regular intervals. The most recently concluded insurance examination for the Company was conducted for the year ended December 31, 1994 by the Connecticut Insurance Department, the Company's domestic regulator. No material findings were included in the final report of the examination. Similar regulatory procedures govern the Company's U.S. insurance subsidiaries and its foreign subsidiaries.

     Insurance guaranty fund laws exist in all states which subject insurers to assessments up to prescribed limits for certain obligations of insolvent insurers to their policyholders and claimants. The increase in insolvencies in recent years has resulted in higher assessments against the Company. The Company is permitted to recover a portion of these assessments, none of which have been material, through premium tax offsets and policy surcharges. The Company has recorded its ultimate estimate of assessments in its financial statements.

     See Note 4 to the Consolidated  Financial  Statements  located in Item 8 of
Part II herein for additional information on statutory reporting.

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

                                      (7)

Engineering Services
--------------------

     A portion of the Company's engineering services revenue comes from certifying that boilers and pressure vessels are being constructed according to standards adopted by the American Society of Mechanical Engineers (ASME). The commission that authorizes inspectors to conduct insurance inspections also authorizes them to perform ASME Code inspections.

     Customers of Radian International, and to a much lesser extent Radian International itself, are subject to various state and federal environmental laws in connection with their ongoing business operations. Although the liabilities imposed by these laws more directly relate to the business operations of Radian International's customers, in the course of providing services, and in particular environmental consulting services, which may involve the handling or disposal of hazardous materials of such customers, Radian International could become subject to liabilities under such laws.

     The Company believes that it is unlikely that the nature of such operations will give rise to liabilities under such laws and regulations which will have a material adverse impact on its consolidated results of operations or financial condition.

Other
-----

     The Company and members of its professional and technical staff are subject to a variety of other state, local and foreign licensing and permit requirements and other laws generally applicable to corporations and businesses.

F.     INSURANCE OPERATIONS

Policies
--------

     Pricing for the Company's insurance policies is based upon the rates the Company has developed for use with its various products. In many jurisdictions in which the Company does business, such rates, as well as the policy forms themselves, must be approved by the jurisdiction's insurance regulator. Rates for the Company's products are developed based upon estimated claim costs, expenses related to the acquisition and servicing of the business, engineering expenses and a profit component.

     Coverages  for  unique  risks  are  judgment-rated,   taking  into  account
deductibles, the condition of the insured's equipment, loss prevention and maintenance programs of the insured, and other factors.

     Policies are normally written for a term of one year. Most of the Company's policies provide coverage for property damage and business interruption to insured property (including buildings and structures under the Company's all risk policy) resulting from covered perils. Property insured under the Company's equipment breakdown policies includes such equipment as steam boilers, hot water boilers, pressure vessels, refrigerating and air conditioning systems, motors, generators, compressors, pumps, engines, fans, blowers, gear sets, turbines, transformers, electrical switch gear, data processing and business equipment and a wide variety of production and processing equipment.

     The Company's underwriting policy is to manage its risks to probable maximum losses not in excess of $50 million and maximum foreseeable losses not in excess of $100 million. The Company's current reinsurance

                                      (8)
program generally limits the Company's retention on any one loss to $3 million, with potentially higher per risk retentions dependent on aggregate losses experienced by the Company during the reinsurance period.

Reinsurance Assumed
-------------------

     The predominant practice in the insurance industry is to combine several types of insurance coverages into one policy referred to as a package policy. The Company has reinsurance agreements with over 100 multi-line insurance companies to reach the small to mid-size customers that purchase such package policies. This business primarily focuses on small and mid-sized commercial customers and it offers a significant opportunity for growth by the Company since, the Company estimates, equipment breakdown coverage is only provided currently to less than 5 percent of the over 10 million insured companies and institutions in the United States. (See "Reinsurance Ceded" below.)

     Under the reinsurance agreements, the Company's reinsured companies may include equipment breakdown exposures in their multi-peril policies, and such risks will be assumed by the Company under the terms of the agreement. These plans generally provide that the Company will assume 100 percent of each boiler and machinery risk, subject to the capacity specified in the agreement, and will receive the entire equipment breakdown premium except for a ceding commission which will be retained by the reinsured company for commissions to agents and brokers, premium taxes and handling expenses.

     Although the Company assumes the role of reinsurer, it continues to have selling and underwriting responsibilities as well as involvement in inspecting and claims adjusting. In effect, the Company becomes the equipment breakdown insurance department of the reinsured company and provides all equipment breakdown underwriting (that is, the examination and evaluation of the risk based on its engineering judgments), claims and engineering services as if it were part of that organization. Traditionally, as part of the underwriting process, the Company retains the right to decline or restrict coverage in the same manner as it does for its own business. In 1996 the Company began to write a simplified program (referred to as ReSource) under which a reinsured company agrees to include equipment breakdown insurance on an entire portfolio of accounts meeting specific underwriting guidelines and occupancy parameters, which the Company agrees to reinsure for equipment breakdown losses.

     The insurance industry, in general, is undergoing a significant shakeout and consolidation. Considerable merger and acquisition activity has occurred recently and more is anticipated in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future under the arrangements described above could be affected.

     The Company also assumes reinsurance primarily on a facultative basis for certain large risks and several insurance pools.

     The written premium generated through reinsurance assumed totaled $232.6 million in 1996, representing approximately 41 percent of the Company's gross written premium.

Reinsurance Ceded
-----------------

     The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to

                                      (9)
write business. Under the Company's current treaty reinsurance program (and not taking into account its participation in IRI), its retention on any one risk is generally limited to $3 million, with potentially higher per risk retentions depending on aggregate losses experienced by the Company during the reinsurance program period. In addition, the Company uses facultative reinsurance on certain high exposure risks and has catastrophe reinsurance for aggregate net losses greater than $15 million.

     As a result of the Company's growth and global expansion, combined with loss experience in prior years, the Company has been incurring higher ceded reinsurance costs in recent years. In 1995 the Company centralized and consolidated its global ceded reinsurance operations to more closely manage its reinsurance costs. In 1994 and continuing through 1996 the Company increased its non-IRI retentions by adding a $5 million aggregate deductible to its reinsurance program to lessen the impact of higher reinsurance costs. Of the four losses in the July 1994 -July 1995 treaty year that exceeded $3 million, the Company retained an additional $1.4 million in 1994 and $1.2 million in 1995 due to the inclusion of the $5 million annual aggregate deductible. Reinsurance costs were reduced approximately $2.9 million for both 1994 and 1995. In 1996 the Company's reinsurance ceded costs increased $42 million over 1995 which was almost entirely attributable to its increased participation in IRI.

     The Company utilizes well-capitalized domestic and international reinsurance companies and syndicates for its reinsurance program and monitors their financial condition on an ongoing basis. For reinsurers that are not accredited in their state of domicile, the Company requires collateral for reinsurance recoverable from such carriers. In the unlikely event that the Company's reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Uncollectible reinsurance recoverables have not had, and are not expected by management to have in the future, a material adverse effect on the consolidated results of operations or financial position of the Company. The Company is not party to any contracts that do not comply with the risk transfer provisions of SFAS 113.

     The  following   table   displays   information   concerning   the  primary
participants in the Company's current reinsurance program as of December 31, 1996.

                                                           (In Millions)

Reinsurer                   Ceded Premium     Reinsurance Recoverable      1996 A.M. Best's Rating
---------                   -------------     -----------------------      -----------------------

General Reinsurance Corp.   $33.4              $54.9                       A+ + (Superior)
American Re-insurance       $ 6.9              $13.8                       A+    (Superior)
  Company


     As of year-end 1996 no other reinsurance recoverable of the Company from any single reinsurer exceeded 3 percent of shareholders' equity. Certain Lloyds syndicates participate in the excess of loss reinsurance program, primarily in the excess layers. The highest aggregate percentage participation of such syndicates, at 50.3 percent, is in the $50 million excess of $100 million layer. No individual syndicate has more than an 8 percent participation in any of the excess layers. The Company's reinsurance recoverables in the aggregate from all Lloyd's syndicates is less than 2 percent of shareholders' equity at December 31, 1996.

     For additional information on reinsurance, see Note 8 to the Consolidated Financial Statements located in Item 8 of Part II herein.

                                      (10)

Pools and Joint Underwriting Associations
-----------------------------------------

     With the exception of Industrial Risk Insurers (IRI) as described on page 1 and discussed below, the Company does not participate to any significant degree in voluntary reinsurance pools of other insurance companies because the Company generally chooses to insure only those risks which it has inspected or has the right to inspect. The Company is required to participate in certain joint underwriting associations which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable. Generally, the Company's policy with respect to assessments made by state guaranty funds or joint underwriting associations which require payouts over a multi-year period, such as in the case of the assessment in connection with Hurricane Andrew in Florida, is to establish an accrual for the full anticipated amount. The unprecedented level of catastrophes in recent years has required the Company to pay higher assessments to such associations. However, such assessments have not been material in any of the years presented in the 1996 Financial Statements.

Participation in Industrial Risk Insurers
-----------------------------------------

     Industrial Risk Insurers (IRI) is an unincorporated, voluntary property underwriting association currently comprised of twenty-three property casualty insurance companies. IRI primarily writes policies on a syndicate basis which specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest. The Company's membership interest is currently 23.5 percent. In 1996 and 1995 its membership shares were 14 percent and .5 percent, respectively.

     In essence, the IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation doesn't expose the Company to the effect of adverse loss development on claims incurred prior to the effective date of the increase.

     Other than a nominal deposit, which is refunded if participation ceases, there is no cost to becoming a member of the IRI. Members can change or terminate their participation on an annual basis. Typically participation levels vary based on a member's expectations of future profits.

     The  primary   business   risk  the  Company  faces  as  a  result  of  its
participation in IRI relates to the frequency and severity of claims. The Company has attempted to mitigate and manage the risk through its active participation since December 1, 1995 in the governance of IRI, specifically in the area of underwriting guidelines, reinsurance program design and engineering standards. Additionally, the Company maintains reinsurance for its own account that would help to mitigate any adverse loss experience.

     IRI's underwriting policy is to manage its risks to probable maximum losses
(PML) not to exceed $125 million and maximum foreseeable losses (MFL) not to exceed $400 million. On a per risk basis IRI retains the first $75 million of loss and has in place excess of loss reinsurance of $325 million excess of $75 million. Should an MFL event take place, the Company's proportionate share, net of IRI reinsurance, would be $25.6 million. The Company maintains other reinsurance programs for its own account which could absorb up to 50 percent of this amount. IRI maintains reinsurance coverage of $100 million in excess of its MFL.

                                      (11)

     The Company also reinsures IRI on certain facultative placements. The ceded premium for such placements was $1.5 million for 1996.

Claims and Claim Adjustment
---------------------------

     Essentially all claims under the Company's policies of insurance are handled by the Company's own claims handlers. Management believes that the Company's handlers are better able to make the connection between loss prevention and loss control. The Company employs claims handlers in its various offices throughout the country, Canada and the U.K. Claims handlers, in many cases, are assigned to particular customer groups in order to apply specialized industry knowledge to the adjustment of claims.

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

     The normal turnaround time in paying small claims is less than six months. The vast majority of claims are settled within one year and very few remain unsettled two years after the loss occurs. This pattern is somewhat skewed in terms of claim dollars (as noted in the schedule on page 17) as it is the larger claims that often take longer to adjust. Compared to the property casualty industry as a whole, the Company has a very "short-tail". The Company's claims expenses are based on estimates of the current costs of replacing productive capacity. The Company does not employ discounting techniques in establishing liabilities for claims and claim adjustment expenses.

     For those relatively few claims involving litigation, the Company uses both its in-house law department and outside counsel, depending on the issues, costs, and staffing requirements.


                                      (12)

     The following table provides a reconciliation of the beginning and ending reserves for net claims and claim adjustment expenses for the years ended December 31, 1996, 1995 and 1994.



               RECONCILIATION OF NET LIABILITY FOR
               CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                1996        1995        1994
                                              ------        ------     ------
                                                         (In millions)

Net liability for claims and
adjustment expenses at January 1               $145.5      $161.3      $171.3
                                              ------        ------     ------
Plus:

Provision for claims and adjustment
expenses occurring in the current year          214.2       152.2       141.7

Increase (decrease) in estimated claims
and adjustment expenses arising
in prior years                                   (9.8)        2.7         1.5
                                               ------       ------     ------
Total incurred claims and
adjustment expenses                             204.4       154.9       143.2
                                               ------       ------     ------
Less:

Payment for claims arising in:
Current year                                     91.4        58.9        63.5
Prior years                                      80.7       111.8       108.7
                                               ------       ------     ------
Total payments                                  172.1       170.7       172.2
                                               ------       ------     ------
Plus:

Full Consolidation of EIG Co. at
December 31, 1994                                 -           -          19.0
                                               ------       ------     ------

Net liability for claims and
adjustment expenses at December 31             $177.8      $145.5      $161.3
                                               ======       ======     ======



     The 1996 loss ratio was 45.6 percent compared to 39.8 percent and 42.5 percent for 1995 and 1994, respectively. The increase in loss ratio in 1996 is primarily the result of losses from unusually severe weather conditions (2.0 percent) and the increased share in IRI (1.7 percent). In 1996, the decrease in claims arising from prior periods includes $4.9 million of subrogation recoveries, and favorable development of certain large claims

                                      (13)
in the Company's international operations. The improvement in the loss ratio in 1995 is largely attributable to the reunderwriting efforts which began in 1993.

     The following table shows a reconciliation of the net liability to the gross liability for claims and claim adjustment expenses based on reinsurance recoverable on unpaid losses.

       RECONCILIATION OF NET LIABILITY TO GROSS LIABILITY
           FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                               1996       1995      1994
                                              ------     ------    ------
                                                      (In millions)

Net liability for claims and                  $177.8     $145.5    $161.3
adjustment expenses at December 31

Reinsurance recoverable on unpaid claims
 and adjustment expenses                       125.1       45.4      38.1
                                               ------    ------    ------

Gross liability for claims and
adjustment expenses at December 31            $302.9     $190.9    $199.4
                                               ======    ======    ======




                                      (14)

RECONCILIATION OF GROSS LIABILITY FOR CLAIMS AND CLAIM ADJUSTMENT EXPENSES

                                                    1996      1995     1994
                                                   ------    ------   ------
                                                            (In millions)
Gross liability for claims and claim
adjustment expenses at January 1
                                                    $190.9   $199.4   $214.4
Plus:
Provision for claims and claim
adjustment expenses
occurring in the current year                        313.3    183.3    159.1

Increase in estimated claims and
claim adjustment expenses arising
in prior years                                        16.1     12.6      9.9
                                                    ------   ------   ------


Total incurred claims and claim
adjustment expenses                                 $329.4   $195.9   $169.0
                                                    ------   ------   ------
Less:
Payment for claims arising in:
Current year                                        $103.3   $ 65.1   $ 62.0
Prior years                                          114.1    139.3    144.2
                                                    ------   ------   ------

Total payments                                      $217.4   $204.4   $206.2
                                                    ------   ------   ------
Plus:
Full consolidation of EIG, Co.
at December 31, 1994                                  --       --       22.3
                                                    ------   ------   ------
Gross liability for claims and claim
adjustment expenses at December 31                  $302.9   $190.9   $199.5
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

     The net deficiencies in 1990, 1991 and 1992 were attributable to the settlement of certain large losses for which the Company initially determined it would not have liability; the settlement of some outstanding claims for more than was originally anticipated; unusually late notice of loss provided by the insured for several large losses; and reserves established for losses on which the coverage was being contested.

                                      (15)

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


                                      (16)


     RECONCILIATION OF BEGINNING AND ENDING CLAIMS RESERVES
         AND EXHIBIT OF REDUNDANCIES (DEFICIENCIES)
                        (In Millions)

                         Net Reserves

YEAR ENDED            1986       1987      1988       1989       1990      1991    1992    1993       1994       1995*    1996**
----------            ----       ----      ----       ----       ----      ----    ----    ----       ----       ----     ----

Net Liability for
 Unpaid Claims and   $126.1     $147.5     $157.4     $139.6    $115.7    $111.4   $132.8  $171.3    $161.3     $145.5   $177.8
 Claim Adjustment
 Expenses

Cumulative Amount Paid as of:
End of Year              -          -          -         -         -          -       -       -         -          -        -
One Year Later         54.9       57.4       78.8       85.6      86.7      91.2     99.7   108.8     111.7       80.6      -
Two Years Later        73.6       75.9       92.1      104.2     109.7     115.5    134.0   152.1     126.9        -        -
Three Years Later      79.5       74.5       95.5      110.3     120.6     127.0    154.4   153.4       -          -        -
Four Years Later       79.7       75.4       95.4      112.5     127.6     137.7    151.1     -         -          -        -
Five Years Later       80.4       74.5       93.6      118.9     132.7     135.7      -       -         -          -        -
Six Years Later        79.0       74.2      100.5      123.0     131.4        -       -       -         -          -        -
Seven Years Later      78.8       80.4      101.5      121.4       -          -       -       -         -          -        -
Eight Years Later      84.1       80.4      100.1        -         -          -       -       -         -          -        -
Nine Years Later       84.1       79.6         -         -         -          -       -       -         -          -        -
Ten Years Later        83.5         -          -         -         -          -       -       -         -          -        -

Net Liability Reestimated as of:
End of Year           126.1      147.5      157.4      139.6     115.7     111.4    132.8   171.3     161.3        145.5  177.8
One Year Late         126.4      131.9      129.4      129.4     135.4     137.5    159.7   172.7     163.9        135.7    -
Two Years Later       115.8      100.4      108.7      127.4     138.0     139.7    166.6   173.9     157.3        -        -
Three Years Later      96.1       86.0      106.8      127.8     136.9     141.1    165.2   170.6        -         -        -
Four Years Later       88.0       83.7      103.0      125.0     137.9     142.0    163.0    -           -         -        -
Five Years Later       86.9       80.8      102.3      125.8     135.7     141.4      -      -           -         -        -
Six Years Later        83.6       82.0      104.0      125.5     136.0      -         -      -           -         -        -
Seven Years Later      85.7       82.9      103.8      125.8      -         -         -      -           -         -        -
Eight Years Later      86.0       82.6      104.2       -         -         -         -      -           -         -        -
Nine Years Later       86.4       83.6       -          -         -         -         -      -           -         -        -
Ten Years Later        87.3        -         -          -         -         -         -      -           -         -        -

Cumulative Redundancy
(Deficiency)           38.8       63.9       53.2       13.8    (20.3)     (30.0)  (30.2)     0.7       4.0          9.8    -


The above table includes information related to the Company's participation in the IRI.

* The Company carried reserves in the amount of $3.2 million at December 31, 1995 related to its .5 percent participation in IRI.

**For 1996, incurred claims and claims adjustment expenses include $22.8 million related to the Company's 14 percent participation in IRI effective December 1, 1995, and .5 percent for prior years, of which $23.2 million relates to the 1996 accident year and ($.4 million) relates to prior accident years. The Company carried net reserves in the amount of $11.6 million related to its participation in IRI at December 31, 1996.


                                                  Gross Reserves
YEAR ENDED                                                                             1993       1994          1995         1996
----------                                                                             ----       ----          ----         ----

Gross Liability for
 Unpaid Claims and Claim
 Adjustment Expenses                                                                  $214.4     $199.4        $190.9        $302.9

Cumulative Amount Paid as of:
End of Year                                                                              -         -              -            -
One Year Later                                                                         144.2      135.2         108.9          -
Two Years Later                                                                        189.9      164.1           -            -
Three Years Later                                                                      200.2       -              -            -
Gross Liability Reestimated as of:
End of year                                                                            214.4      199.4         190.9         302.9
One Year Later                                                                         224.3      212.0         205.5          -
Two Years Later                                                                        227.0      228.3           -            -
Three Years Later                                                                      243.4       -              -            -
Cumulative Redundancy
(Deficiency)                                                                           (29.0)     (28.9)        (14.6)         -


                                      (17)

G.     INVESTMENTS

     Income from the Company's investment portfolio contributes significantly to earnings. Each year there is a significant net inflow of cash from insurance, engineering services and investment operations into the Company's investment portfolio. In addition, cash flow is affected by the normal maturity of fixed income investments, and the purchase and sale of equity securities.

                                                              (in millions)

                                                1996       1995        1994         1993       1992        1991
                                               ------     ------      ------       -----      ------       -----
Net Investment Income                         $ 32.3      $ 28.2      $  26.2     $ 29.3      $ 32.0      $ 36.5
Realized Investment Gains                       12.1         2.8          8.7       26.1        30.8        33.9
                                                -----     ------      ------       -----       -----       -----
    Income from Investment Operations         $ 44.4      $ 31.0      $  34.9     $ 55.4      $ 62.8      $ 70.4


Net Unrealized Gains                          $ 81.4      $ 65.4      $  16.5     $ 59.2      $ 69.5      $ 93.1

Statutory Surplus                             $292.4      $280.6      $ 238.0     $259.2      $307.6      $362.6

     The fluctuations in income from investment operations is largely driven by the amount of realized gains generated in any given year. The Company's strategy continues to be maximization of total return on the investment portfolio over the long term through investment income and capital appreciation. Investment strategies for any given year are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions. In 1994 the stock market experienced a significant decline which impacted both the Company's realized and unrealized gains. In 1995 the Company curtailed its realized gains in order to take advantage of a strongly performing market and to build statutory surplus. In 1996 the Company continued to build statutory surplus, however, high valuations towards the end of the year caused the Company to realize gains.

     Net investment income reached its lowest level during 1994 as a result of a lower average investment portfolio as holdings were liquidated to pay dividends, repay debt, and purchase fixed assets and treasury stock. The increase in 1995 resulted from the full consolidation of EIG, Co. offset by a lower interest rate environment.

     The Company's investment portfolio consists of high quality equity securities and both domestic and foreign fixed maturities. The mix of the portfolio is managed to respond to anticipated claim pay-out patterns. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs. The Company held no derivative financial instruments in its investment portfolio at December 31, 1995. In December 1996 the Company entered into three "zero cost collar" contracts to mitigate the effects of market risk on its common stock portfolio. At December 31, 1996 the Company had approximately 40 percent of its invested assets in fixed maturities as compared to 47 percent at year-end 1995. In the period 1991-1996 the Company gradually reduced its investments in common stocks as part of its overall capital management strategy. This has resulted in common stocks now representing 28.0 percent of invested assets at year-end 1996, as compared to 45.5 percent five years ago.

     The Company does not engage in cash-flow underwriting; it seeks to have underwriting profit each year. None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, the Company manages its portfolio by laddering its maturities such that the average maturity is generally

                                      (18)
maintained between 5-10 years. This technique provides the Company with a predictable cash flow each year and enables it to respond to the previously discussed parameters that impact its investment strategy.

     See "Investment Operations" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations located in Item 7 and
Note 5 to Consolidated Financial Statements in Item 8 of Part II herein for additional information.

     The following table summarizes the investment results of the Company's investment portfolio:

                       Net Invest-    Annualized Rate
      Cash and         ment Income    of Return (2)          Investment
      Invested         Less           Before       After   Gains (Losses) (3)
      Assets, Less     Interest       Income       Income             Change in
      Borrowed Money   Expense (1)    Taxes        Taxes   Realized   Unrealized
      -----------------------------   -----        -----    -------------------
               (In Millions)                                      (In Millions)

1996   $572.6              $31.3       5.9%        5.4%     $12.1      $16.0
1995    514.8               26.7       5.8         4.9        2.8       48.9
1994    438.2               24.6       5.6         4.6        8.7      (42.7)


(1) Net investment income excludes realized investment gains and is reduced by investment expenses, but is before the deduction for income taxes.

(2) The rates of return on investments shown above have been determined in accordance with rules prescribed by the National Association of Insurance Commissioners. These rates have been determined by the following formula:

                                     2I
                                    ----
                                  A + B - I

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


                                      (19)

H.     EMPLOYEES

     At year-end 1996, the Company, including its wholly-owned subsidiaries, had 2,027 full and part-time employees. Management believes that its relations with its employees are satisfactory.

I.     FORWARD-LOOKING STATEMENTS

     For a summary of factors that may materially affect the Company's future business, see "Forward- Looking Statements" in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in Item 7.

Item 2.  Properties.
--------------------

     The Hartford Steam Boiler Inspection and Insurance Company leases approximately 233,145 square feet for its home office at One State Street, Hartford, Connecticut under a long-term capital lease with One State Street Limited Partnership. In addition to its home office facility, the Company leases facilities for its branch offices and subsidiaries throughout the United States and Canada, and in a small number of other foreign locations. The Company considers the office facilities and other operating resources to be suitable and adequate for its current and anticipated level of operations.

     See Notes 7 and 11 to Consolidated Financial Statements located in Item 8 of Part II herein for additional information.

Item 3.  Legal Proceedings.
---------------------------

     The Company is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of the Company or under the all-risk property insurance policies issued by other companies. Management believes the Company's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings.

     In the fourth quarter of 1996, a court decision in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. Notwithstanding, the Company has estimated and recorded a gross loss of $30 million and a reinsurance recoverable of $25 million for potential losses under the policy issued by the Company in this case; which losses resulted from events which occurred prior to the excluded explosion.

     The Company has accrued $6.5 million with respect to the other two cases for potential loss adjustment expenses, including legal costs to defend the Company's position. In the event that the Company is held liable for one or both of the remaining claims, amounts in excess of the Company's net maximum aggregate retention of $8.5 million is recoverable from the Company's reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

     The obligations of the Company's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. The Company's reinsurance contracts do not require the Company to reimburse its reinsurers for any losses such reinsurers might incur

                                      (20)
should these cases not be decided in the Company's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurer's experience on a particular account. Therefore, in the event the Company's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely the Company's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with the Company's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

     The Company is also involved in various other legal proceedings as defendant or co-defendant that have arisen in the normal course of its business. In the judgment of management, after consultation with counsel, it is improbable that any liabilities which may arise from such litigation will have a material adverse impact on the results of operations or the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

Item 4(a).  Executive Officers of the Registrant.
-------------------------------------------------

     All executive officers are elected by the Board of Directors to hold office until the next Annual Meeting of Shareholders. An officer may be removed at any time by the Board of Directors.

Gordon W. Kreh, 49, Chief Executive Officer, President and Director since 4/94; President and Director 9/93 - 4/94; Senior Vice President - Marketing 4/92 - 9/93; President - Engineering Insurance Group 10/89 - 4/92; Vice
President 11/84 - 10/89; Assistant Vice President 4/81 - 11/84.

Saul L. Basch, 50, Senior Vice President, Treasurer and Chief Financial Officer since 10/95; Partner, Coopers & Lybrand LLP 9/73 - 10/95, most recently as Partner-in-Charge of Coopers & Lybrand's New York Insurance Industry Practice.

Michael L. Downs, 47, Senior Vice President - Special Risks since 2/94; Managing Director - Engineering Insurance Co., Ltd. 1/91 - 2/94; Second Vice President 7/87 - 1/91; Assistant Vice President 2/85 - 7/87; Assistant Secretary 4/80 - 2/85.

John J. Kelley, 51, Senior Vice President - Commercial Risks since 2/94; Corporate Secretary and Special Assistant to the President 5/87 - 2/94; Assistant Vice President and Special Assistant to the President 9/83 - 5/87; Assistant Vice President 9/79 - 9/83; Assistant Secretary 4/77 - 9/79.

William A. Kerr, 59, Senior Vice President - Engineering since 9/95; Vice President and General Manager, Pratt & Whitney Turbo Power and Marine Division, United Technologies Corporation 8/95 - 9/95; Vice President of Aftermarket Operations, Pratt & Whitney 4/92 - 8/95; Vice President of Development Operations and Materials Engineering, Pratt & Whitney 1989-4/92.

R. Kevin Price, 50, Senior Vice President and Corporate Secretary since 2/94; Second Vice President 4/89 - 2/94; Assistant Vice President 1/84 - 4/89.

                                      (21)

William Stockdale, 51, Senior Vice President since 9/95; Managing Director and Chief Executive Officer of HSB Engineering Insurance Ltd., London, since 9/94; Director of Engineering, Engineering Insurance Co., Ltd. 9/92-9/94; Managing Director Scottish Power PLC, Glasgow, Scotland 1/89 - 8/92.

Robert C. Walker, 53, Senior Vice President -Claims and General Counsel since 1/95; Senior Vice President - Claims 3/94 - 1/95; Associate General Counsel and head of Corporate Litigation Department of United Technologies Corporation 5/89-3/94.


                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     The Company's common stock is traded on the New York Stock Exchange under the symbol HSB. As of February 13, 1997, the Company had 5,580 holders of record.

     Dividends paid by the Company are limited by state insurance regulations. Approval from the Insurance Commissioner is required for dividend distributions within a twelve-month period which would exceed the greater of (i) 10 percent of an insurer's statutory surplus or (ii) net income calculated as of the December 31st last preceding. Regulatory approval was not required for the payment of 1996 dividends but will be required for the payment of dividends in 1997 in excess of $31 million, the Company's 1996 statutory net income.

     Quarterly dividends declared for the 1996 and 1995 fiscal years were as follows:

           First     Second     Third    Fourth     Year
           -----     ------     -----    ------     ----
1996       $.57      $.57       $.57     $.57       $2.28
1995       $.55      $.55       $.57     $.57       $2.24

     Quarterly market prices for the Company's common stock were as follows for the two most recent years:

                 First         Second       Third       Fourth        Year
                 -----         ------       -----       ------        ----
1996 High       $52 1/2       $50 3/4      $49         $47 1/8       $52 1/2
1996 Low        $48           $46          $43 1/4     $42 3/4       $42 3/4

1995 High       $43 3/4       $45 7/8      $49 3/8     $50 3/8       $50 3/8
1995 Low        $39 1/4       $41 5/8      $42 5/8     $45 3/8       $39 1/4



                                      (22)

Item 6.  Selected Financial Data.
---------------------------------

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.

 (in millions, except per share amounts)
                                                               1996        1995        1994        1993      1992
------------------------------------------------------------------------------------------------------------------


Summary of Consolidated Statements of Operations
  Revenues:
   Insurance premiums                                          $448.6      $389.1      $336.6      $349.2    $342.9
   Net engineering services                                      55.8       252.1       232.1       231.5     231.0
   Income from investment operations                             44.4        31.0        34.9        55.4      62.8
     Total revenues (1)                                         548.8       672.2       603.6       636.1     636.7
  Income before taxes and accounting changes                     71.3        86.3        73.6        16.9      73.4
  Income taxes                                                   17.9        23.7        21.7         3.8      17.1
  Income before accounting changes                               53.4        62.6        51.9        13.1      56.3
  Income per common share before accounting changes               2.65        3.07        2.54         .63      2.71
  Dividends paid per common share                                 2.28        2.22        2.14        2.12      2.03
--------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Financial Position
  Total assets                                               $1,116.3      $971.5      $905.7      $877.9    $886.4
  Long-term borrowings and
   capital lease obligations                                     53.0        53.4        28.4        28.4      28.4
   Convertible preferred                                         20.0        --          --          --        --
   Common                                                       345.6       341.1       299.5       324.7     374.3
   Per common share                                              17.25       16.81       14.67       15.80     18.05
   High                                                         $52.50      $50.38      $53.38      $59.50    $59.25
   Low                                                           42.75       39.25       36.13       43.25     45.13
   Close                                                         46.38       50.00       39.88       44.50     58.38
  Common shares outstanding
   at end of year(2)                                             20.0        20.3        20.4        20.5      20.7
Insurance
  Operating gain (loss)                                         $21.8      $ 34.2      $ 20.7     $ (26.4) $    1.8
   Loss ratio                                                    45.6%       39.8%       42.5%       57.1%     50.3%
   Expense ratio                                                 49.1%       50.9%       50.5%       50.5%     49.2%
   Combined ratio                                                94.7%       90.7%       93.0%(3)   107.6%     99.5%
Engineering Services (1)
  Gross revenues                                              $  55.8      $280.9      $253.6      $256.1    $264.7
  Subcontract & equipment resale costs                            --         28.8        21.5        24.6      33.7
   Net revenues                                                  55.8       252.1       232.1       231.5     231.0
  Operating gain                                                  7.3        22.6        18.2        11.8      14.7
   Gross margin                                                  13.2%        8.0%        7.2%        4.6%      5.6%
   Net margin                                                    13.2%        8.9%        7.9%        5.1%      6.4%
---------------------------------------------------------------------------------------------------------------------
Investments
  Net investment income                                        $ 32.3     $  28.2     $  26.2     $  29.3   $  32.0
  Realized investment gains                                      12.1         2.8         8.7        26.1      30.8
   Income from investment operations                             44.4        31.0        34.9        55.4      62.8
---------------------------------------------------------------------------------------------------------------------

(1)  Excludes revenues from investments accounted for under the equity method.

(2) Reflects the repurchase of approximately .3 million shares in 1996, .1 million shares in 1995, .1 million shares in 1994, .2 million shares in 1993, .3 million shares in 1992 and 1 million shares in 1987.

(3) Excludes charge for Proposition 103. Had the $2.9 million charge been included, the expense ratio would have been 51.3 % and the combined ratio would have been 93.8%.


                                      (23)

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

 (dollar amounts in millions, except per share amounts)


Summary of Results of Operations

For the years ended December 31, 1996    1995      1994
-----------------------------------------------------------
Revenues:
  Insurance premium           $448.6    $389.1    $336.6
  Net engineering
   services revenues            55.8     252.1     232.1
  Net investment income         32.3      28.2      26.2
  Realized investment gains     12.1       2.8       8.7
----------------------------------------------------------
Total revenues                $548.8    $672.2    $603.6

Pro forma, exclusive of Radian:
  Total revenues              $548.8    $470.0    $419.5
  Percent change                   16.8%     12.0%

Net income                    $ 53.4    $ 62.6    $ 51.9
Net income per
  common share                $  2.65   $  3.07   $  2.54

----------------------------------------------------------

     Net income in 1996 declined 14.7 percent from 1995. In our domestic insurance operations, catastrophe losses from unusually severe weather conditions depressed underwriting results. Despite this, HSB continues to produce combined ratios under 100 percent due to the Company's emphasis on disciplined underwriting. The reduction in pretax underwriting results of $12.4 million was essentially offset by a $13.4 million increase in income from investment operations.

     While HSB experienced growth in most of its engineering businesses, results for the Radian International LLC joint venture (owned 60 percent by Dow Chemical and 40 percent by HSB), were disappointing, largely due to delays associated with the transition of Radian's client mix to one that is more commercial based than government based. Radian's contribution to pretax earnings declined by approximately $15.7 million during 1996, which compares to the decline in consolidated pretax profits of $15.0 million. Revenue shortfalls caused the venture to reduce its work force during the year by about 10 percent, resulting in a charge of $3.5 million. Increases in 1995 consolidated earnings relative to 1994 were a result of continued improvement in underwriting results for the insurance business and higher margins in engineering services operations, which outpaced the planned reduction in realized capital gains.

     Consolidated revenues decreased 18.4 percent in 1996 to $548.8 million largely due to a change in the method of reporting results of Radian (see note
2). Effective January 1996, HSB's interest in Radian is accounted for on the consolidated financial statements under the equity method of accounting. Under this method, detailed revenues and expenses and assets and liabilities of Radian are not presented in the 1996 financial statements. Exclusive of Radian, pro forma consolidated revenues increased 16.8 percent over 1995, with increased participation in Industrial Risk Insurers (IRI) and growth in international business operations the largest contributing factors. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. Effective December 1, 1995 the Company increased its participation from .5 to 14 percent, and from 14 to 23.5 percent on December 1, 1996. The 1995 change in participation level generated an increase in earned premium of $33.2 million in 1996. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the association. As a result, HSB's increased participation is reflected in the first

                                      (24)
quarter of the year subsequent to the change in membership participation. This additional participation increased revenue and expenses for 1996 as well as several balance sheet accounts.

     Consolidated revenues in 1995 were greater than 1994 due to the impact of the acquisition and full consolidation of EIG, Co. and growth in both the domestic and global insurance markets. On December 30, 1994, the Company acquired the remaining 50 percent interest in EIG, a partnership which was jointly formed with General Reinsurance Corporation (Gen Re) in 1988. EIG was the parent of Engineering Insurance Company Limited, a London based insurer which offers machinery breakdown coverage to business and industry outside the United States and Canada (see note 2). At the time of the acquisition, EIG was incorporated with the Company acquiring all of the common shares and Gen Re acquiring all of the preferred shares of the new Company, EIG, Co. Effective December 30, 1996 HSB opted to exchange the EIG, Co. preferred stock for HSB convertible preferred stock.

     The effective tax rate for 1996 was 25.1 percent compared to 27.5 and 29.5 percent for 1995 and 1994, respectively. The change from 1995 is due primarily to reduced underwriting profit, the loss at Radian, and increased realized gains, the combination of which affected the mix of pretax income between fully taxable earnings and tax-preferred investment income. The difference from 1995 to 1994 is due primarily to the change in the mix of foreign and domestic business and utilization of related credits.


Insurance Operations

For the years ended December 31,1996    1995      1994
----------------------------------------------------------

Gross earned premium          $556.5    $455.0    $381.7
Ceded premium                  107.9      65.9      45.1
----------------------------------------------------------
Insurance premium             $448.6    $389.1    $336.6
Claims and adjustment
  expenses                     204.4     154.9     143.2
Underwriting, acquisition
  and other expenses           222.4     200.0     172.7
----------------------------------------------------------
Underwriting gain            $  21.8   $  34.2   $  20.7

Loss ratio                      45.6%     39.8%     42.5%
Expense ratio                   49.1%     50.9%     50.5%
Combined ratio                  94.7%     90.7%     93.0%

----------------------------------------------------------

     Insurance operations include the underwriting results of HSB, HSB Engineering Insurance Limited (EIL), The Boiler Inspection and Insurance Company of Canada (BI&I), The Allen Insurance Company, Ltd. and HSB's participation in IRI and various other pools.

     Insurance premiums in 1996 increased 15.3 percent from 1995. This increase is primarily attributable to the increased participation in IRI ($33.2 million) and to growth in the global markets. The significant increase in 1995 was primarily attributable to the acquisition and full consolidation of EIL.

     Insurance premiums representing coverage outside the U.S. increased 18.8 percent to $87.1 million from $73.3 million in 1995. The Company continues to see opportunities for growth, particularly in those countries where infrastructure development is moving to the private sector. At the same time, softening of the pricing in this market has occurred globally as the number of insurers offering capacity has expanded.

     Domestically, exclusive of IRI, premiums increased approximately $12.3 million, or 3.9 percent. This increase was a combination of 19.2 percent growth in written premiums from our recurring client companies, and the addition of new client companies, offset by a loss of business as a result of industry consolidation. The insurance industry, in general, continues to undergo significant restructuring and consolidation. Considerable merger and acquisition activity has occurred recently and more is possible in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be


                                      (25)
impacted. HSB is positioned to benefit from these changes over the long term due to its strong market position and reinsurance relationships with more than 100 multiline carriers; while over the shorter term there is both opportunity and challenge.

     The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses and high risk lines, and to provide additional capacity to write business. The Company re-evaluates its exposures and reinsurance needs annually to implement a program which corresponds with the level of exposure the Company is willing to retain. Because HSB has primary responsibility to its insureds, the Company carefully evaluates the financial strength of those reinsurers it cedes business to. The Company's reinsurance costs continue to be impacted by its prior loss experience and business growth. In 1996, the Company's reinsurance ceded costs increased $42 million from 1995, which was almost entirely attributable to its increased participation in IRI.

     In 1995, the Company centralized and consolidated its treaty reinsurance ceded program to cover global operations. This strategy will enable HSB to more closely manage its reinsurance costs. In 1994 and continuing through 1996, HSB increased its non-IRI retentions in order to mitigate the rising cost of reinsurance.

For the years ended December 31, 1996    1995      1994
---------------------------------------------------------
Provision for claims and
  adjustment expenses
  occurring in the
  current year                $214.2    $152.2    $141.7
Increase (decrease) in
  estimated claims and
  adjustment expenses
  arising in prior years        (9.8)*     2.7       1.5
---------------------------------------------------------
Total incurred claims and
  adjustment expenses         $204.4    $154.9    $143.2

Loss ratio                      45.6%     39.8%     42.5%

---------------------------------------------------------

* Includes $4.9 million of subrogation recoveries.

     The loss ratio increased by 5.8 percent in 1996 as compared to 1995. The increase is primarily the result of losses from unusually severe weather conditions (2.0 percent) and the increased share in IRI (1.7 percent). 1995 claims and adjustment expenses reflect the acquisition and full consolidation of EIG, Co. Claims and adjustment expenses, exclusive of EIG, Co., decreased $3.9 million in 1995 compared with 1994. Claim costs in 1994 include $4.8 million of losses related to the California earthquake. The components of claims and adjustment expenses, net of reinsurance, are displayed above.

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

                                      (26)

     The Company is involved in three arbitration or litigation proceedings primarily with other insurers regarding significant loss events that occurred in the late 1980s and early 1990s. The areas of dispute concern questions as to whether the Company or the property insurer has responsibility for coverage of certain property damage and business interruption losses sustained by the insureds. It is management's position that the Company's insurance contract terms exclude such losses, whereas the property insurers contend the policy language is broad enough to extend coverage. The ultimate responsibility for such losses will be determined through arbitration or the legal system. While the timing of the resolution of these cases is unclear, management is of the opinion that an adverse outcome will not have a material effect on the results of operations or the financial position of the Company due to reinsurance contracts in place for those years. Nevertheless, in the event the Company's reinsurers are obliged to pay significant sums pursuant to the arbitration or legal proceedings, it is likely the Company's reinsurance rates would increase in future periods.

     Various state laws require the Company to participate in guaranty associations, which pay policyholders' claims in the event of an insurer's insolvency, and certain joint underwriting associations, which provide insurance for particular classes of insureds when insurance in the voluntary market is unavailable. Insurance company insolvencies and the unprecedented level of catastrophes in recent years have resulted in higher assessments against the Company from the associations in which it participates. The Company has recorded its ultimate estimate of assessments in its financial statements. Such assessments have not been material in any of the years presented.


Engineering Services Operations

As Reported
For the years ended December 31, 1996    1995      1994
---------------------------------------------------------

Net engineering
  services revenues            $55.8    $252.1    $232.1
Net engineering
  services expenses             48.5     229.5     213.9
---------------------------------------------------------
Operating gain                $  7.3   $  22.6   $  18.2

Net margin                      13.2%      8.9%      7.9%

---------------------------------------------------------

Pro Forma*
For the years ended December 31, 1996    1995      1994
---------------------------------------------------------

Net engineering
  services revenues            $55.8     $49.9     $48.0
Net engineering
  services expenses             48.5      43.2      43.7
----------------------------------------------------------
Operating gain                $  7.3    $  6.7    $  4.3

Net margin                      13.2%     13.3%      9.0%
----------------------------------------------------------


* Excludes Radian in 1995 and 1994. In 1996 Radian has been reported using the equity method.

     Engineering services operations include the results of HSB's and BI&I's engineering services, HSB Reliability Technologies (HSB RT), HSB Professional Loss Control and HSB International. The 1995 and 1994 results include Radian Corporation on a fully consolidated basis. The 1996 engineering services results do not include Radian, as HSB's share of the joint venture results were recorded as equity in Radian rather than in net engineering services revenue and other income statement accounts.

     Net engineering services pro forma revenues increased 11.9 percent in comparison to 1995. The growth in revenues was primarily due to increases generated by HSB RT as their revenues were $4.8 million (35 percent) higher in 1996 compared to 1995, almost entirely attributable to increases in volume. Pro forma net engineering services revenue

                                      (27)
increased 3.9 percent in 1995 compared to 1994. Increased profitability resulted from the disposition of certain unprofitable HSB RT operations in 1994.


Investment Operations

For the years ended December 31, 1996    1995      1994
---------------------------------------------------------

Net investment income        $  32.3   $  28.2   $  26.2
Realized investment gains       12.1       2.8       8.7
---------------------------------------------------------
Income from investment
  operations                 $  44.4   $  31.0   $  34.9
---------------------------------------------------------
Total cash and invested
  assets, at fair value       $600.9    $553.8    $489.7

Unrealized gains, pretax     $  81.4   $  65.4   $  16.5

---------------------------------------------------------

     The Company's investment strategy continues to be to maximize total return on the investment portfolio over the long term through investment income and capital appreciation. On December 19, 1996, the Company entered into three "zero cost collar" contracts to mitigate the effects on its common stock investments and its capital of any severe declines in the common equities market. In addition to offering downside protection for market declines in excess of approximately 6 percent, the collar permits the Company to receive the dividends on its common stock investments and retain a certain level of upside appreciation depending upon market movements. The investment portfolio includes a wide variety of high quality equity securities and both domestic and foreign fixed maturities. The mix of the portfolio is managed to respond to anticipated claim pay-out patterns. The Company also maintains a highly liquid short-term portfolio to provide for immediate cash needs. Investment strategies are developed based on many factors including operational results, tax implications, regulatory requirements, interest rates, dividends to stockholders and market conditions.

     Net investment income increased 14.5 percent in 1996 due to an increased level of investable assets and to a lesser extent by dividend increases on the Company's common stock investments. Invested assets growth was due to significant cash flow from operations during 1995 as well as the portfolio transfer arising from the increased participation in IRI during 1996. Investment income in the global market also increased as these operations have shown significant growth over the past year.

     The increase in 1995 was due to the full consolidation of EIG, Co. offset by lower interest rates. In 1996 and 1995, the portfolio mix was shifted to more holdings in tax preferred securities, which tend to moderate growth in pretax investment income.

     The Company's investment portfolio continues to consist of high grade domestic and foreign investments. Excluding short term investments, the Company's investments are primarily comprised of publicly traded, highly liquid securities. At the end of 1996, the Company's fixed maturities portfolio comprised 39.5 percent of the value of the invested assets. The credit quality of the Company's bond investments at December 31, 1996, averaged a AA rating. The Company's portfolio does not include any bonds in default as to either principal or interest. Bonds held at December 31, 1996, had a fair value of $134.2 million. Redeemable preferred stocks averaged a BBB rating. Declining yields available on new fixed maturities relative to higher yields on maturing investments over the past few years have also moderated investment income growth.

     The carrying value of the equity securities portfolio represented 44.0 percent of the investments at December 31, 1996. This included $79.8 million of unrealized investment gains, which had a net increase of $19.4 million from 1995 on a sharp upturn in the stock market in 1996. The Company also recorded $10.5 million of dividends and $11.5 million of net pretax realized gains from this portfolio in 1996. The Company's largest single holding accounted for less than 1 percent of total consolidated assets. Realized investment gains increased significantly over 1995 as the


                                      (28)

Company managed its portfolio to respond to changing market conditions and tax planning opportunities. The redemption of callable securities generated $1.4 million of gains.


Liquidity and Capital Resources

Balances at December 31,      1996      1995      1994
--------------------------------------------------------
Total assets                $1,116.3    $971.5    $905.7
Short-term investments          97.9      73.8      73.8
Cash        4.5                  9.3      12.1
Short-term borrowings            3.2      13.4      50.9
Shareholders' equity           365.6     341.1     299.5

--------------------------------------------------------

     Liquidity refers to the Company's ability to generate sufficient funds to meet the cash requirements of its business operations. The Company receives a regular inflow of cash from maturing investments and its engineering and insurance operations, and maintains a highly liquid investment portfolio. The
Company manages its cash and short-term investment position to meet its operating expense and claim payment needs. In addition, the Company has capacity to generate cash of up to $75 million through its short-term commercial paper program. At December 31, 1996, $3.2 million was outstanding. In 1995, the Company repaid $24.1 million of EIG, Co. short-term debt, and EIG, Co. subsequently issued $25.0 million of senior notes due May 15, 2000 at an interest rate of 6.83 percent. The Company does not anticipate any significant capital commitment associated with Radian International LLC and currently has no significant capital commitments planned for 1997. The Company has authorized a guaranty of up to $16 million of Radian International LLC borrowings. At December 31, 1996, the Company has guaranteed $7.6 million of Radian International LLC debt. Based upon Radian's business plan, it is possible the Company's guarantee could increase to $50 million subject to insurance regulatory approval.

     Cash provided from operations was $92.2 million in 1996 compared to $95.5 million in 1995 and $40.3 million in 1994. Insurance operations cash flow increased in 1996 as premiums collected were up 6.7 percent while claim payments increased at 1.7 percent. The additional participation in IRI impacted components of the Company's Statements of Cash Flows for 1996, including a $.3 million contribution to cash provided from operations. The Radian International LLC transaction had minimal impact on cash flow from operations. In 1995, $17 million of cash flow from operations was attributable to the full consolidation of EIG, Co. Additional improvement in 1995 cash flow was due to better underwriting and engineering services results. Excluding the impact of EIG, Co., in 1995, cash flow from insurance operations grew as premiums collected increased by 6 percent while claim payments decreased by 5 percent from 1994. Engineering services revenue collected also increased by 7 percent.

     Cash provided by operating and investing activities was used to pay dividends, repay short-term borrowings and repurchase Company stock. The Company repurchased 279,200; 136,943; and 147,486 shares of its common stock in 1996, 1995 and 1994, respectively.

     Dividends paid by the Company are limited by state insurance regulations. The current restriction is the greater of 10 percent of prior year's statutory surplus or net income as reported to the regulatory agencies. Currently, the Company estimates it can pay approximately $31 million in dividends in 1997 without requesting regulatory approval. In granting such approval the insurance regulators evaluate the adequacy and reasonableness of the Company's surplus and other factors bearing on the financial condition of the Company. Based on the Company's current financial condition, approval of its regular dividend is expected to be received for 1997.

     As previously noted, in December 1996, HSB exchanged EIG, Co. preferred stock of $20 million for HSB convertible preferred stock.

     As part of HSB's strategic planning process, the Company periodically assesses its capital structure to ensure that appropriate capital is available for redeployment to support its growth. In conjunction with this process, the Company

                                      (29)
will be requesting that its shareholders approve the formation of a revised holding company structure at a special meeting in 1997.


Statutory Financial Information
-------------------------------

During 1996 the NAIC issued a model investment law which is available for adoption by the states. The model investment law, known as the "defined limits" version, provides guidelines for insurers in structuring their investment portfolios. These guidelines are intended to preserve principal, assure diversification as to investment, issuer and credit quality, and promote prudent investment management strategies to ensure companies are positioned to cover reasonably foreseeable contingencies. The impact on HSB's investment practices is expected to be minimal.

Regulator concerns about the consistency and comparability of Statutory Accounting Principles (SAP) has prompted the NAIC to undertake a codification project that will replace prescribed or permitted SAP as the regulatory basis of accounting for insurance companies. Conversion to new statutory accounting standards is expected to be effective sometime after 1998.


Forward-Looking Statements
--------------------------

Certain statements contained in this report are forward-looking and are based on management's current expectations. Actual results may differ materially from such expectations depending on the outcome of certain factors described with such forward-looking statements and other factors including: significant natural disasters and severe weather conditions; changes in interest rates and the performance of the financial markets; changes in the availability, cost and collectibility of reinsurance; changes in domestic and foreign laws, regulations and taxes; the entry of new or stronger competitors and the intensification of pricing competition; the loss of current customers or the inability to obtain new customers; changes in the coverage terms selected by insurance customers, including higher deductibles and lower limits; the adequacy of loss reserves; changes in asset valuations; consolidation and restructuring in the insurance industry; changes in the demand and customer base for engineering and inspection services offered by the Company and Radian International LLC whether resulting from changes in the law or otherwise, and other general market conditions.


                                      (30)

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                  Page No.
                                                                  --------
Report of Independent Accountants                                    32

Financial Statements

     Consolidated Statements of Operations
     for the years ended December 31, 1996,
     1995 and 1994.                                                  33

     Consolidated Statements of Financial
     Position - December 31, 1996 and 1995.                          34

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1996,
     1995 and 1994.                                                  35

     Consolidated Statements of Changes in
     Shareholders' Equity for the years ended
     December 31, 1996, 1995 and 1994.                               36

     Notes to Consolidated Financial Statements                      37

Schedule  I -  Summary of Investments-
               Other than Investments in Related Parties             56

Schedule  IV - Reinsurance                                           57

Schedule V - Valuation and Qualifying Accounts                       58

Schedule VI - Supplemental Information Concerning
              Property-Casualty Insurance Operations                 59

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.



                                      (31)

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presentfairly, in all material respects, the information required to be included therein.






Coopers & Lybrand L.L.P.

Hartford, Connecticut
January 27, 1997



                                      (32)

FINANCIAL STATEMENTS

Consolidated Statements of Operations
For the years ended December 31, (in millions, except per share amounts)



                                                    1996            1995            1994
--------------------------------------------------------------------------------------------

Revenues:
  Insurance premiums                                $448.6          $389.1          $336.6
  Net engineering services                            55.8           252.1           232.1
  Net investment income                               32.3            28.2            26.2
  Realized investment gains                           12.1             2.8             8.7
--------------------------------------------------------------------------------------------
   Total revenues                                    548.8           672.2           603.6
--------------------------------------------------------------------------------------------
Expenses:
  Claims and adjustment                              204.4           154.9           143.2
  Policy acquisition                                  86.0            78.1            64.7
  Underwriting and inspection                        136.4           121.9           108.0
  Net engineering services                            48.5           229.5           213.9
  Interest                                             1.0             1.5             1.6
--------------------------------------------------------------------------------------------
   Total expenses                                    476.3           585.9           531.4
--------------------------------------------------------------------------------------------
Equity in operations of insurance association          --             --               1.4
Equity in Radian                                      (1.2)           --               --
--------------------------------------------------------------------------------------------
Income before taxes                                   71.3            86.3            73.6
--------------------------------------------------------------------------------------------
Income taxes (benefit):
  Current                                             26.3            24.3            18.7
  Deferred                                            (8.4)            (.6)            3.0
--------------------------------------------------------------------------------------------
   Total income taxes                                 17.9            23.7            21.7
--------------------------------------------------------------------------------------------
Net income                                          $ 53.4          $ 62.6          $ 51.9
--------------------------------------------------------------------------------------------
Net income per common share                         $  2.65         $  3.07         $  2.54
--------------------------------------------------------------------------------------------
Average common shares outstanding and
  common stock equivalents                            20.2            20.4            20.5
============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


                                      (33)


Consolidated Statements of Financial Position

At December 31, (in millions, except per share amounts)


                                                                     1996            1995
-------------------------------------------------------------------------------------------

Assets:
  Cash                                                           $      4.5         $   9.3
  Short-term investments, at cost                                      97.9            73.8
  Fixed maturities, at fair value (cost - $231.3; $247.6)             235.8           255.3
  Equity securities, at fair value (cost - $182.9; $155.0)            262.7           215.4
-------------------------------------------------------------------------------------------
    Total cash and invested assets                                    600.9           553.8
  Insurance premiums receivable                                       106.4            87.2
  Engineering services receivable                                      11.7            68.8
  Fixed assets                                                         31.7            62.3
  Prepaid acquisition costs                                            40.6            34.1
  Capital lease                                                        16.1            16.8
  Investment in Radian                                                 79.7            --
  Reinsurance assets                                                  162.9            59.5
  Other assets                                                         66.3            89.0
-------------------------------------------------------------------------------------------
   Total assets                                                    $1,116.3          $971.5
-------------------------------------------------------------------------------------------
Liabilities:
  Unearned insurance premiums                                       $ 270.6          $216.2
  Claims and adjustment expenses                                      302.9           190.9
  Short-term borrowings                                                 3.2            13.4
  Long-term borrowings                                                 25.1            25.6
  Capital lease                                                        27.9            27.8
  Deferred income taxes                                                23.7            18.9
  Dividends payable                                                    11.4            11.6
  Minority interest                                                    --              20.0
  Other liabilities                                                    85.9           106.0
-------------------------------------------------------------------------------------------
   Total liabilities                                                  750.7           630.4
-------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock (stated value; shares authorized 50.0;
   shares issued 21.3; shares outstanding 20.0; 20.3)                  10.0            10.0
  Convertible preferred stock (stated value;
   shares authorized, issued and outstanding 0.002)                    20.0            --
  Additional paid-in capital                                           34.0            33.9
  Unrealized investment gains, net of tax                              52.8            43.9
  Retained earnings                                                   312.6           305.1
  Treasury stock, at cost (shares 1.3; 1.0)                           (59.5)          (47.7)
  Benefit plans                                                        (4.3)           (4.1)
-------------------------------------------------------------------------------------------
   Total shareholders' equity                                         365.6           341.1
-------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                      $1,116.3          $971.5
-------------------------------------------------------------------------------------------
  Common shareholders' equity per share                            $   17.25          $16.81
===========================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                      (34)


Consolidated Statements of Cash Flows
For the years ended December 31, (in millions)



                                                             1996            1995            1994
--------------------------------------------------------------------------------------------------

Operating activities:
Net Income                                                 $  53.4           $62.6           $51.9
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                                9.8            19.4            19.3
  Deferred income taxes                                      (10.0)            (.6)            3.0
  Realized investment gains                                  (12.1)           (2.8)           (8.7)
  Change in:
   Insurance premiums receivable                             (19.2)           (4.1)           (4.3)
   Engineering services receivable                            (2.7)            3.3             6.9
   Prepaid acquisition costs                                  (6.5)            1.4            (2.0)
   Reinsurance assets                                       (103.4)            (.8)           (4.8)
   Unearned insurance premiums                                54.4            14.9             8.5
   Claims and adjustment expenses                            112.0            (8.5)          (37.2)
   Investment in Radian                                       12.9            --              --
   Other                                                       3.6            10.7             7.7
----------------------------------------------------------------------------------------------------
     Cash provided by operating activities                    92.2            95.5            40.3
----------------------------------------------------------------------------------------------------
Investing activities:
Fixed asset additions                                         (1.0)          (16.8)          (16.8)
Investments:
  Sale (purchase) of short-term investments, net             (24.1)           --               2.5
  Purchase of fixed maturities                               (89.0)         (152.1)          (52.3)
  Proceeds from sale of fixed maturities                      93.1            91.5            13.5
  Redemption of fixed maturities                              11.5            17.0            20.5
  Purchase of equity securities                             (149.3)          (95.0)         (151.1)
  Proceeds from sale of equity securities                    131.2           122.9           216.6
  Cash acquired in connection with EIG acquisition           --               --                .3
  Cash transferred to Investment in Radian                     (.7)           --              --
----------------------------------------------------------------------------------------------------
     Cash provided by (used in) investment activities        (28.3)          (32.5)           33.2
----------------------------------------------------------------------------------------------------
Financing activities:
Decrease in short-term borrowings, net                       (10.2)          (37.5)          (15.9)
Repayment of long-term debt                                    (.5)            (.1)            (.1)
Increase in long-term debt                                    --              25.1            --
Dividends paid to shareholders                               (46.1)          (45.3)          (43.9)
Repayment of employee stock ownership plan debt               --              (1.7)           (2.1)
Purchase of treasury stock                                   (13.0)           (6.3)           (6.8)
Exercise of stock options                                      1.1            --                .1
----------------------------------------------------------------------------------------------------
   Cash used in financing activities                         (68.7)          (65.8)          (68.7)
----------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                             (4.8)           (2.8)            4.8
  Cash at beginning of period                                  9.3            12.1             7.3
----------------------------------------------------------------------------------------------------
  Cash at end of period                                    $   4.5          $  9.3          $ 12.1
----------------------------------------------------------------------------------------------------
Interest paid                                              $   1.0          $  1.5          $  1.6
----------------------------------------------------------------------------------------------------
Federal income tax paid                                    $  25.7           $23.4          $  8.2
====================================================================================================

Non-cash investing and financing activities: Issuance of HSB convertible preferred stock in exchange for EIG, Co. preferred stock in 1996 (See note 2). Acquisition of EIG through issuance of EIG, Co. preferred stock of $20 million in 1994.


The accompanying notes are an integral part of the consolidated financial statements.


                                      (35)


Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, (in millions)



                                                                             Net
                                  Total                                  Unrealized
                                 Share-           Convertible Additional Investment
                                holders'   Common Preferred   Paid-in       Gains    Retained      Treasury   Benefit
                                Equity     Stock     Stock    Capital     (Losses)    Earnings      Stock     Plans
--------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1993       $324.7     $10.0      --     $33.9       $44.2      $280.4     $(35.7)    $(8.1)
-------------------------------------------------------------------------------------------------------------------
Net income                            51.9      --        --     --          --          51.9       --         --
Dividends declared                   (44.2)     --        --     --          --         (44.2)      --         --
Change in unrealized investment
   gains, net of tax                 (30.3)     --        --     --         (30.3)       --         --         --
Benefit plans                          4.0      --        --     --          --          --            .5       3.5
Exercise of stock options               .1      --        --       .1        --          --         --         --
Purchase of treasury stock            (6.7)     --        --     --          --          --          (6.7)     --
-------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994       $299.5     $10.0      --    $34.0       $13.9      $288.1     $(41.9)    $(4.6)
-------------------------------------------------------------------------------------------------------------------
Net income                            62.6      --        --     --          --          62.6       --         --
Dividends declared                   (45.6)     --        --     --          --         (45.6)      --         --
Change in unrealized investment
  gains, net of tax                   30.0      --        --     --          30.0        --         --         --
Benefit plans                           .9      --        --      (.1)       --          --           .5        .5
Purchase of treasury stock            (6.3)     --        --     --          --          --         (6.3)      --
------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1995       $341.1     $10.0     --     $33.9       $43.9      $305.1     $(47.7)    $(4.1)
------------------------------------------------------------------------------------------------------------------
Net income                            53.4      --        --     --          --          53.4       --         --
Dividends declared                   (45.9)     --        --     --          --         (45.9)      --         --
Issuance of convertible
  preferred stock                     20.0      --        20.0   --          --          --         --         --
Change in unrealized investment
  gains, net of tax                    8.9      --        --     --           8.9        --         --         --
Benefit plans                         --        --        --     --          --          --           .2       (.2)
Exercise of stock options              1.1      --        --       .1        --          --          1.0       --
Purchase of treasury stock           (13.0)     --        --     --          --          --        (13.0)      --
-------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996       $365.6     $10.0     $20.0  $34.0       $52.8      $312.6     $(59.5)    $(4.3)
===================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.



                                      (36)

Notes to Consolidated Financial Statements
(in millions, except per share amounts)


1. Accounting Policies


Consolidation
-------------

The accompanying financial statements present the consolidated accounts of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries (collectively, the Company) and are prepared in accordance with generally accepted accounting principles (GAAP). Significant intercompany transactions and balances have been eliminated in consolidation. The preparation of financial statements in accordance with GAAP requires the use of estimates in reporting certain assets and liabilities. Actual results could differ from those estimates. Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 presentation.


Insurance
---------

Insurance premium revenues are net of reinsurance ceded and are generally earned on a pro rata basis over the contract period, which could range from one to three years. The portion of gross insurance premiums not earned at the end of the period is recorded as unearned insurance premiums on the Consolidated Statements of Financial Position.

Prepaid acquisition costs, consisting of commissions and premium taxes, are amortized as the related insurance premiums are earned. All other acquisition costs are charged to operations as incurred.

Liabilities for claims and adjustment expenses for boiler and machinery, property and other coverages represent estimated reserves on claims and adjustment expenses reported but not yet settled and the cost of claims and adjustment expenses incurred but not yet reported. Reserves for claims and adjustment expenses are undiscounted and are gross of amounts recoverable from reinsurers. Reserves are reduced for estimated amounts of salvage and subrogation, and deductibles recoverable from customers. The Company records subrogation when recoverability is probable, such as when a judgment is returned, liability is admitted to or settlement is reached. The length of time that reserves for claims and adjustment expenses are carried on the Consolidated Statements of Financial Position is a function of the pay-out patterns associated with the types of coverages involved. Estimates for these reserves reflect such variables as past loss experience, changes in judicial interpretation of legal liability, and contract terms, policy coverage and inflation. The establishment of reserves frequently require complex engineering judgments. Due to the nature of the variables involved in the reserving process, subjective judgments are an integral component. Previously estimated reserves are regularly adjusted as loss experience develops and new information becomes available. Since reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in estimated reserves are included in the results of operations in the period in which the estimates are changed. (See note 9.)

Reinsurance assets represent amounts due from reinsurers for paid and unpaid claims, paid and unpaid loss adjustment expenses and the unearned portion of premiums ceded through reinsurance agreements.


Engineering Services
--------------------

The Company recognizes the majority of engineering services contract revenues as services are provided. Costs on such contracts are included in operations as incurred. Provisions are made for losses on contracts at the time such losses become known. In 1995, when Radian was a fully consolidated subsidiary, revenues were presented net of related subcontract costs. (See note 2.)


Investments
-----------

Short-term investments have a maturity of one year or less and are carried at cost which, together with accrued interest thereon, approximates fair value. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity


                                      (37)
securities  include  common  and  non-redeemable  preferred  stocks.  All  fixed maturities and equity securities are classified as available for sale. Accordingly, these investments are carried at estimated fair value. Estimated fair values of securities classified as available for sale are based principally upon quoted market prices. Unrealized gains and losses on investments classified as available for sale and foreign exchange gains and losses on certain investments in foreign operations are included net of income tax in shareholders' equity.

Investment income is net of investment expenses. Realized investment gains and losses are determined on the basis of costs related to those investments sold and are recorded on the trade date. Also, included in realized investment gains and losses are losses arising from declines in the realizable value of investments considered to be other than temporary.

The carrying values of short-term investments, investment income accrued and securities transactions in the course of settlement approximate their fair value because of the relatively short period of time between origination of the instruments and their expected realization.

Financial instruments which qualify for hedge accounting are recorded at market with gains and losses reflected in shareholders' equity. To the extent such instruments do not qualify for hedge accounting related gains and losses are reflected in results of operations.


Income Taxes
------------

Deferred tax assets and liabilities are generally determined based on the difference between financial statement and tax bases for certain assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are allowed if future realization is more likely than not. Deferred income taxes are provided for unrealized appreciation/depreciation on fixed maturities and equity securities available for sale, prepaid acquisition costs, loss reserve discounting, unearned premiums, certain employee benefit costs and other items which are the result of temporary differences in the treatment of such items for tax and financial statement purposes.


Fixed Assets
------------

Fixed assets are carried at cost less accumulated depreciation. Depreciation is calculated on the basis of estimated useful lives using straight-line and accelerated methods. Upon retirement or replacement, any gain or loss is included in operations.


Goodwill and Other Intangible Assets
------------------------------------

Goodwill represents the excess of the cost of acquiring a company over the fair value of its net assets. Goodwill is generally amortized over 15 years and other intangible assets over their estimated useful lives. These assets are included in other assets on the Consolidated Statements of Financial Position and amounted to $12.1 and $21.5 million at December 31, 1996 and 1995, respectively. The Company evaluates the realizability of goodwill based upon projections of undiscounted cash flows.


2. Corporate Investment Activity

In December  1994, The Hartford  Steam Boiler  Inspection and Insurance  Company
(HSB) acquired the remaining 50 percent interest in Engineering  Insurance Group
(EIG), a partnership which was jointly formed by the Company and General Reinsurance Corporation (Gen Re) in 1988. The partnership was the parent of Engineering Insurance Company Limited, a London-based insurer formed in 1989 principally to offer machinery breakdown coverage to business and industry outside the United States and Canada. Coincident with the December 1994 acquisition, the partnership was incorporated with the Company acquiring all outstanding common shares and Gen Re acquiring all preferred shares of the new company, EIG, Co.

The Company has accounted for this transaction as a purchase resulting in the recording of assets and liabilities acquired at fair value, and goodwill of $15.9 million, which is being amortized over 15 years. The Company's interest in EIG, Co. has been fully consolidated in the Consolidated Statements of Financial Position. Prior to this acquisition,

                                      (38)
the Company's 50 percent ownership in EIG had been accounted for under the equity method. Accordingly, the results of operations for 1994 have been reflected under the caption "Equity in operations of insurance association" in the Consolidated Statements of Operations, while the 1996 and 1995 results of operations for EIG, Co. are fully consolidated.

HSB had the option to request Gen Re to exchange the EIG, Co. preferred stock for HSB convertible preferred stock at the end of 1996. This option was exercised on December 30, 1996 resulting in the issuance of 2,000 shares of HSB convertible preferred stock. (See note 12).

In January 1996, HSB and The Dow Chemical Company (Dow) formed a new company, Radian International LLC (Limited Liability Company). Radian International LLC provides environmental, information technology and strategic chemical management services to industries and governments worldwide. According to the terms of the agreement, the ownership of Radian International LLC is initially 60 percent Dow and 40 percent HSB, via the wholly-owned subsidiaries of each company. Income is subject to a preference return to HSB in the first two years. At the date of the transaction, HSB transferred virtually all of the assets and liabilities of Radian Corporation at historical cost to Radian International LLC. No gain was recognized on the transfer.

As is customary in joint ventures, the agreements between HSB and Dow specify certain circumstances under which the business can be sold, venture assets and liabilities can be distributed or partners' interests can be sold subject to certain rights of first refusal.

The agreement provides that during 1998, HSB has the right to put its share of Radian International LLC to Dow for net proceeds of approximately $145 million. In 1996, HSB's interest in Radian International LLC of $79.7 million was accounted for in the consolidated financial statements under the equity method of accounting. Had the formation of the joint venture occurred at the beginning of 1995 total revenues and total expenses would have been $470.7 and $398.5 million, respectively, and consolidated assets and liabilities at December 31, 1995 would have been $954.1 and $613.0, respectively.

Summarized financial data for Radian follows:

                              1996*     1995      1994
--------------------------------------------------------

Assets                        $156.3    $108.6    $115.2
Liabilities                   $ 62.1    $ 37.1    $ 56.2
Revenues                      $229.6    $202.2    $184.1
Expenses                      $233.6    $188.1    $171.8
*100 percent
--------------------------------------------------------

3. Segment Information

HSB is a multi-national company operating primarily in North American, European, and Asian markets. The Company operates three principal businesses - insurance, engineering services and investments. Revenues, expenses and all significant segment specific assets and liabilities are reported in the Company's financial statements. The Company does not allocate all assets between business segments. The Company primarily offers coverage for machinery intensive risks and provides insurance against losses from accidents to boilers, pressure vessels, and a wide variety of mechanical and electrical machinery and equipment, along with a high level of inspection services aimed at loss prevention. The Company also offers professional scientific and technical consulting for industry and government on a worldwide basis. While the principal market for insurance and engineering services is the United States, the Company continues to see growth opportunities in overseas markets.


                                      (39)

The following presents financial data of the Company based on geographic location:

For the years ended December 31, 1996    1995      1994
------------------------------------------------------------------------------
Revenues
U.S.                       $   444.9    $581.7    $561.6
Non-U.S.                       103.9      90.5      42.0
------------------------------------------------------------------------------
  Total revenues           $   548.8    $672.2    $603.6
------------------------------------------------------------------------------
Income before taxes
U.S.                      $     51.1   $  68.6   $  66.9
Non-U.S.                        20.2      17.7       6.7
------------------------------------------------------------------------------
  Total income            $     71.3    $ 86.3   $  73.6
==============================================================================


For the years ended December 31, 1996    1995      1994
------------------------------------------------------------------------------
Identifiable assets
U.S.                       $   858.3    $758.2    $744.0
Non-U.S.                       258.0     213.3     161.7
------------------------------------------------------------------------------
  Total assets              $1,116.3    $971.5    $905.7
==============================================================================


HSB's foreign operations (primarily insurance) are widely dispersed such that no country or logical aggregation of countries in a geographic area comprise a significant concentration with respect to either revenues or identifiable assets.


4. Statutory Financial Information

HSB is a Connecticut domiciled insurance company which is licensed to conduct business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The annual statements for state insurance regulatory authorities are currently prepared using accounting methods prescribed or permitted by such authorities (statutory basis) and are not consolidated. Statutory accounting practices (SAP) also differ in certain other respects from GAAP. With respect to the Company's financial statements, these differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, fixed maturity investments, valuation of certain non-insurance affiliates and employee benefit plans. At year-end 1996 and 1995, policyholders' surplus on a statutory basis was $292.4 and $280.6 million, respectively. Statutory net income, adjusted to include the earnings of all HSB domestic insurance subsidiaries for 1996, 1995 and 1994 was $32.1, $66.7, and $40.1 million, respectively.

The Company is currently subject to various regulations that limit the maximum amount of dividends available to shareholders without prior approval of insurance regulatory authorities. Under SAP, $30.9 million of statutory surplus is available for distribution to shareholders in 1997 without prior regulatory approval.

During 1996 the NAIC issued a model investment law which is available for adoption by the states. The model investment law, known as the "defined limits" version, provides guidelines for insurers in structuring their investment portfolios. These guidelines are intended to preserve principal, assure diversification as to investment, issuer and credit quality, and promote prudent investment management strategies to ensure companies are positioned to cover reasonably foreseeable contingencies. The impact on HSB's investment practices is expected to be minimal.

Regulator concerns about the consistency and comparability of SAP have prompted the NAIC to undertake a codification project that will replace prescribed or permitted SAP as the regulatory basis of accounting for insurance companies. Conversion to new statutory accounting standards is expected to be effective sometime after 1998.


                                      (40)

5. Investments

                                                     1996             1995            1994
--------------------------------------------------------------------------------------------

Income from Investment Operations
  Net investment income:
   Short-term interest                                $  4.8          $  6.2          $  2.0
   Fixed maturities:
      Taxable interest                                   9.8             9.0             4.1
      Tax exempt interest                                1.8             1.9             2.5
      Redeemable preferred dividends                     7.9             6.3             6.4
   Equity securities:
      Common dividends                                   4.6             4.0             6.7
      Non-redeemable preferred dividends                 5.9             4.6             5.1
   Other                                                 1.0             1.2             2.3
--------------------------------------------------------------------------------------------
        Total investment income                         35.8            33.2            29.1
        Investment expenses                             (3.5)           (5.0)           (2.9)
--------------------------------------------------------------------------------------------
         Net investment income                        $ 32.3          $ 28.2          $ 26.2
  Realized investment gains (losses):
   Fixed maturities:
      Bonds:
        Gains                                         $  2.0          $   .7          $  1.2
        Losses                                           (.2)           (1.5)            (.7)
---------------------------------------------------------------------------------------------
         Net gains (losses)                              1.8             (.8)             .5
      Redeemable preferred stocks:
        Gains                                             .3              .7             1.7
        Losses                                          (1.5)            (.6)            (.2)
---------------------------------------------------------------------------------------------
         Net gains (losses)                             (1.2)             .1             1.5
   Equity securities:
      Common stocks:
        Gains                                           14.6            11.4            19.3
        Losses                                          (3.3)           (7.4)          (17.3)
---------------------------------------------------------------------------------------------
         Net gains                                      11.3             4.0             2.0
      Non-redeemable preferred stocks:
        Gains                                            4.2              .2             5.0
        Losses                                          (4.0)            (.7)            (.3)
---------------------------------------------------------------------------------------------
         Net gains (losses)                               .2             (.5)            4.7
---------------------------------------------------------------------------------------------
           Realized investment gains                  $ 12.1          $  2.8           $ 8.7
=============================================================================================




                                      (41)

Realized investment gains and losses for 1996 included $.8 million of losses on non-redeemable preferred stocks arising from declines in the realizable value of investments considered to be other than temporary. There were no material declines in the realizable value of investments considered to be other than temporary for 1995, and in 1994 other than temporary losses were $1.5 million on common stock holdings.

                                                   1996      1995     1994
---------------------------------------------------------------------------
Unrealized Investment Gains, Net of Tax
   Fixed maturities:
     Gains                                        $  6.1    $  9.3   $  2.4
     Losses                                         (1.6)     (1.6)    (8.7)
----------------------------------------------------------------------------
      Net gains (losses)                             4.5       7.7     (6.3)
   Equity securities:
     Gains                                          82.0      64.2     35.8
     Losses                                         (2.2)     (3.8)    (9.6)
----------------------------------------------------------------------------
      Net gains                                     79.8      60.4     26.2
   Foreign exchange                                 (2.9)     (2.7)    (3.4)
----------------------------------------------------------------------------
      Total unrealized investment gains             81.4      65.4     16.5
   Income taxes                                    (28.6)    (21.5)    (2.6)
----------------------------------------------------------------------------
      Unrealized investment gains, net of tax      $52.8     $43.9    $13.9
============================================================================


                                      (42)

Fixed Maturities

The amortized cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of fixed maturities at December 31, were as follows:

                                                                    1996
-------------------------------------------------------------------------------------------------

                                                       Estimated           Gross            Gross
                                      Amortized             Fair      Unrealized       Unrealized
Category                                   Cost            Value           Gains           Losses
-------------------------------------------------------------------------------------------------

Redeemable preferred stocks               $  99.6           $101.6         $3.1            $1.1
States and municipalities                    39.4             40.7          1.6              .3
Foreign governments                          30.1             30.5           .5              .1
Corporate and other                          62.2             63.0           .9              .1
US Treasury and agencies                     --               --           --              --
------------------------------------------------------------------------------------------------
  Total fixed maturities                   $231.3           $235.8         $6.1            $1.6
================================================================================================
                                                                     1995
------------------------------------------------------------------------------------------------

                                                       Estimated           Gross           Gross
                                      Amortized             Fair      Unrealized      Unrealized
Category                                   Cost            Value           Gains          Losses
------------------------------------------------------------------------------------------------
Redeemable preferred stocks               $  70.0          $  71.4         $2.9            $1.5
States and municipalities                    25.3             27.0          1.8              .1
Foreign governments                          45.3             46.7          1.4             --
Corporate and other                         106.9            110.1          3.2             --
US Treasury and agencies                       .1               .1           --             --
--------------------------------------------------------------------------------------------------
 Total fixed maturities                   $ 247.6          $ 255.3         $9.3            $1.6
==================================================================================================

The amortized cost and estimated fair value of fixed maturities at December 31, by contractual years-to-maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

                                                       1996
---------------------------------------------------------------------------

                                                              Estimated
                                              Amortized         Fair
Maturity                                         Cost          Value
---------------------------------------------------------------------------
One year or less                                $  18.2         $  18.1
Over one year through five years                  105.0           107.3
Over five years through ten years                  48.0            48.6
Over ten years                                     60.1            61.8
---------------------------------------------------------------------------
  Total fixed maturities                         $231.3          $235.8
===========================================================================



                                      (43)

Equity Securities

The cost, estimated fair values (based principally upon quoted market prices) and gross unrealized gains and losses of equity securities at December 31, were as follows:

                                                     1996
------------------------------------------------------------------------------

                                            Estimated      Gross         Gross
                                               Fair      Unrealized   Unrealized
                                  Cost         Value       Gains         Losses
-------------------------------------------------------------------------------
Common stocks                     $ 95.7      $168.3      $73.6           $ 1.0
Non-redeemable preferred stocks     87.2        94.4        8.4             1.2
-------------------------------------------------------------------------------
     Total equity securities      $182.9      $262.7      $82.0           $ 2.2
===============================================================================

                                                      1995
-------------------------------------------------------------------------------

                                            Estimated      Gross         Gross
                                              Fair       Unrealized   Unrealized
                                  Cost       Value         Gains        Losses
-------------------------------------------------------------------------------
Common stocks                     $ 98.2     $153.5        $56.7          $ 1.4
Non-redeemable preferred stocks     56.8       61.9          7.5            2.4
-------------------------------------------------------------------------------
  Total equity securities         $155.0     $215.4        $64.2          $ 3.8
===============================================================================

On December 19, 1996 the Company entered into three "zero cost collar" contracts to mitigate the effects of market risk on its common stock portfolio. Each contract has a notional amount of $50.0 million and maturity dates ranging from November 1997 to January 1998. The fair value of the contracts at December 31, 1996 is estimated to be $(.1) million based upon quotes obtained from the counterparties to the contract. The contracts, which were entered into when the S&P index was 744.3, allow the Company to recover from the counterparty if the index is below 695.20 at the time of maturity and require the Company to reimburse the counterparty if the index is above a range of 811.287 to 818.730 at the time of maturity. The collar subjects the Company to off balance-sheet risk which includes market and counterparty credit risk. The Company manages this exposure by entering into contracts with internationally recognized financial institutions, which are expected to perform under the terms of the contract, and evaluating the creditworthiness of such institutions by taking into account credit ratings and other factors.

The Company held no derivative financial instruments in its investment portfolio at December 31, 1995. The Company sells covered call options, at times, to protect against adverse changes in market values. Premiums received on options written are deferred and recognized as a component of gross realized gains when option contracts are exercised or expire. During 1995, aggregate premiums received by the Company on covered call options amounted to less than $.1 million. Net gains recognized on sales of underlying instruments amounted to less than $.1 million for 1995. Generally the duration of covered call options written by the Company does not exceed thirty days.



                                      (44)

6. Engineering Services

Engineering services receivable is summarized as follows:

                                                  1996            1995
------------------------------------------------------------------------------

Amounts billed                                     $10.9           $45.9
Amounts unbilled                                     1.0            18.1
Amounts due upon completion of contracts            --               5.5
------------------------------------------------------------------------------
                                                    11.9            69.5
Less allowance for bad debts                         (.2)            (.7)
------------------------------------------------------------------------------
  Engineering services receivable                  $11.7           $68.8
==============================================================================

At December 31, 1995, engineering services receivable included $59.7 million related to Radian Corporation.

Net engineering services revenues have been reduced by subcontract costs of $28.8 and $21.5 million for 1995 and 1994, respectively.


7. Fixed Assets

Fixed assets are summarized as follows:

                                          1996            1995
----------------------------------------------------------------------

Land and buildings                        $  7.3         $   7.4
Furniture, equipment and other              65.7           129.9
----------------------------------------------------------------------
                                            73.0           137.3
Less accumulated depreciation              (41.3)          (75.0)
----------------------------------------------------------------------
  Fixed assets                             $31.7         $  62.3
======================================================================

At December 31, 1995, fixed assets, net of accumulated depreciation, included $22.6 million related to Radian Corporation.

8. Reinsurance

The components of net written and net earned insurance premiums were as follows:

                                      1996            1995            1994
------------------------------------------------------------------------------
Written premiums:
  Direct                              $338.6          $285.3          $251.7
  Assumed                              232.6           182.9           137.9
  Ceded                               (116.8)          (59.9)          (49.3)
------------------------------------------------------------------------------
   Net written insurance premiums     $454.4          $408.3          $340.3
------------------------------------------------------------------------------
Earned premiums:
  Direct                              $343.4          $279.7          $242.6
  Assumed                              213.1           175.3           139.1
  Ceded                               (107.9)          (65.9)          (45.1)
------------------------------------------------------------------------------
   Net earned insurance premiums      $448.6         $ 389.1          $336.6
==============================================================================


The Company writes direct business through agencies and brokerage firms. In addition, the Company assumes boiler and machinery exposures from over 100 insurance companies and several insurance pools. A significant amount of

                                      (45)
this assumed book is underwritten by the Company. The insurance industry, in general, is undergoing restructuring and consolidation. A significant amount of merger and acquisition activity has occurred recently and may continue in the future. Depending on the specific companies involved in these activities and other market factors, the level of reinsured business the Company assumes in the future could be impacted.

As a property insurer, the Company is subject to losses that may arise from catastrophic events. The Company participates in various facultative, quota share and excess of loss reinsurance agreements to limit its exposure, particularly to catastrophic losses, and to provide additional capacity to write business. In the unlikely event that ceded reinsurers are unable to meet their obligations, the Company would continue to have primary liability to policyholders for losses incurred. Reinsurance recoverable on unpaid claims and the unearned portion of ceded reinsurance premiums are reported as reinsurance assets, rather than netted against the related liability accounts. The Company is not party to any contracts which do not comply with the risk transfer provisions of Statement of Financial Accounting Standards (SFAS) No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts". The Company recorded $113.9, $28.5 and $31.0 million of reinsurance recoveries as a reduction of its claims and adjustment expenses for the years ended December 31, 1996, 1995 and 1994, respectively. Reinsurance recoverable on paid claims and adjustment expenses was $8.0 and $2.5 million at December 31, 1996 and 1995, respectively.

Effective December 1, 1996 and 1995, HSB increased its participation in Industrial Risk Insurers (IRI) to 23.5 and 14 percent, respectively. Prior to the December 1, 1995 increase in participation, HSB's interest in IRI was .5 percent. The 1995 increase in interest resulted in the Company assuming approximately $27.9 million net unearned premium reserves which have not been reflected in written premiums. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the association. As a result, HSB's December 1, 1996 increase in participation will initially be reflected in the first quarter financial reports for 1997.


9. Reconciliation of Net Liability for Claims and Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserves for claims and adjustment expenses, net of reinsurance recoverables.

                                                                  1996        1995            1994
----------------------------------------------------------------------------------------------------

Net liability for claims and adjustment expenses at January 1,   $145.5      $161.3          $171.3
----------------------------------------------------------------------------------------------------
Plus:
  Provision for claims and adjustment expenses
   occurring in the current year                                  214.2       152.2           141.7
  Increase (decrease) in estimated claims and
   adjustment expenses arising in prior years                      (9.8)        2.7             1.5
----------------------------------------------------------------------------------------------------
   Total incurred claims and adjustment expenses                  204.4       154.9           143.2
----------------------------------------------------------------------------------------------------
Less:
  Payment for claims arising in:
   Current year                                                    91.4        58.9            63.5
   Prior years                                                     80.7       111.8           108.7
----------------------------------------------------------------------------------------------------
   Total payments                                                 172.1       170.7           172.2
----------------------------------------------------------------------------------------------------
Plus:
  Full consolidation of EIG, Co.
   at December 31, 1994 (See note 2)                               --          --              19.0
----------------------------------------------------------------------------------------------------
  Net liability for claims and adjustment expenses
   at December 31,                                               $177.8      $145.5          $161.3
====================================================================================================

                                      (46)

1996 claims and adjustment expenses incurred have been reduced by subrogation recoveries of approximately $4.9 million relating to accident years 1995 and prior. Subrogation recoveries included in 1995 and 1994 incurred claims and adjustment expenses are immaterial.

A reconciliation of the net liability to the gross liability for claims and adjustment expenses is as follows:

                                                   1996      1995       1994
-------------------------------------------------------------------------------
Net liability for claims and adjustment expenses
  at December 31,                                  $177.8    $145.5     $161.3
Reinsurance recoverable on unpaid claims and
  adjustment expenses                               125.1      45.4       38.1
-------------------------------------------------------------------------------
Gross liability for claims and adjustment expenses
  at December 31,                                  $302.9    $190.9     $199.4
===============================================================================

The Company is involved in three arbitration or litigation proceedings primarily with other insurers regarding significant loss events that occurred in the late 1980s and early 1990s. The areas of dispute concern questions as to whether the Company or the property insurer has responsibility for coverage of certain property damage and business interruption losses sustained by the insureds. It is management's position that the Company's insurance contract terms exclude such losses, whereas the property insurers contend the language is broad enough to extend coverage. The ultimate responsibility for such losses will be determined through arbitration or the legal system. While the timing of the resolution of these cases is unclear, management is of the opinion that an adverse outcome will not have a material effect on the results of operations or the financial position of the Company due to reinsurance contracts in place for those years. Nevertheless, in the event the Company's reinsurers are obliged to pay significant sums pursuant to the arbitration or legal proceedings, it is likely the Company's reinsurance rates would increase in future periods.

                                      (47)

10. Income Taxes


Tax Provision

A reconciliation of income taxes at U.S. statutory rates to the income taxes as reported is as follows:

                                                   1996                     1995                     1994
---------------------------------------------------------------------------------------------------------------------

                                                         % of           % of      % of
                                                      Pre-Tax        Pre-Tax   Pre-Tax
                                             Amount    Income         Amount    Income           Amount   Income
---------------------------------------------------------------------------------------------------------------------

Income before taxes                             $71.3     100%           $86.3     100%           $73.6    100%
---------------------------------------------------------------------------------------------------------------------
Tax at statutory rates                          $25.0      35%           $30.2      35%           $25.8     35%
Income taxed at foreign rates                      .5      --               .2      --               .2     --
Dividends received deduction                     (4.5)     (6)            (3.9)     (5)            (4.3)    (6)
Tax exempt interest                               (.6)     (1)             (.7)     (1)             (.7)    (1)
Tax credits and others                           (2.5)     (3)            (2.1)     (2)              .7      1
---------------------------------------------------------------------------------------------------------------------
Total income taxes and effective tax rate       $17.9      25%           $23.7      27%           $21.7     29%
=====================================================================================================================

Income taxes (benefit) consisted of the following:
                                       1996           1995             1994
------------------------------------------------------------------------------
Current provision:
  U.S.                                $18.9           $16.1           $15.6
  Foreign                               7.4             8.2             3.1
------------------------------------------------------------------------------
   Total current provision             26.3            24.3            18.7
------------------------------------------------------------------------------
Deferred provision:
  U.S.                                 (8.0)             .8             2.8
  Foreign                               (.4)           (1.4)             .2
------------------------------------------------------------------------------
   Total deferred provision            (8.4)            (.6)            3.0
------------------------------------------------------------------------------
     Total income taxes               $17.9           $23.7           $21.7
==============================================================================


                                      (48)

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:
                                             1996            1995
----------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid acquisition costs                 $(11.8)        $  (9.8)
  Accelerated depreciation                    (2.0)           (3.8)
  Pension asset                              (11.9)          (11.5)
  Unrealized investment gains                (28.6)          (21.5)
  Other                                      (12.7)          (13.8)
----------------------------------------------------------------------
   Total deferred tax liabilities            (67.0)          (60.4)
----------------------------------------------------------------------
Deferred tax assets:
  Benefit plans                                9.6            10.8
  Capital lease                                4.1             3.6
  Unearned insurance premiums                 14.0            12.4
  Loss reserve discounting                     6.5             5.9
  Other                                        9.1             8.8
----------------------------------------------------------------------
   Total deferred tax assets                  43.3            41.5
----------------------------------------------------------------------
     Net deferred tax liabilities           $(23.7)         $(18.9)
======================================================================


Other Information

Federal income tax returns for the years 1995, 1994 and 1993 are open to examination by the Internal Revenue Service. If examined, no significant tax adjustments impacting the consolidated financial statements are anticipated.



11. Leases

The Company leases its home office facility at One State Street under a long-term capital lease with the One State Street Limited Partnership. The lease obligation of $26.1 million was recorded at July 1, 1983 at an interest rate of 15 percent. Accumulated amortization was $10.1 and $9.3 million at December 31, 1996 and 1995, respectively. Terms of the lease require annual payments of approximately $4 million a year through June 30, 2018. In addition, the Company is required to pay over the lease term a proportional share of the facility's variable operating expenses. This amounted to approximately $2.8 million for each of the years ended December 31, 1996, 1995 and 1994.

HSB owns the One State Street land and leases it to the One State Street Limited Partnership. The Company receives a base rental for the land and a participation in the cash flow of the Partnership, and has a right of first refusal should the Partnership decide to sell the facility. If the Company does not exercise its right of first refusal, it will receive 65 percent of the net sale proceeds.

In addition to its home office facility, the Company leases facilities, automobiles and certain equipment which are accounted for as operating leases. Lease expenses amounted to $5.7, $14.3 and $15.1 million in 1996, 1995 and 1994, respectively.



                                      (49)

At December 31, 1996, future minimum rental commitments under noncancelable leases accounted for as operating leases with initial or remaining terms of more than one year were as follows:


-----------------------------------------------------
                  1997                     $  4.9
                  1998                        4.2
                  1999                        3.1
                  2000                        1.8
                  2001                        1.2
                  2002 and thereafter         1.0
-----------------------------------------------------
                    Total                   $16.2
-----------------------------------------------------

12. Capital Structure

The Company's capital structure is as follows:

                                                   1996             1995
--------------------------------------------------------------------------

Short-term borrowings                           $    3.2         $  13.4
Long-term borrowings*                               25.1            25.6
Convertible preferred stock                         20.0            --
Common shareholders' equity                        345.6           341.1
*Excludes capital lease.  See note 11.
--------------------------------------------------------------------------


Short-term and Long-term Borrowings

The Company has a commercial paper program with a limit of $75 million. Commercial paper outstanding at December 31, 1996 and 1995 was $3.2 million and $12.0 million, respectively. Commercial paper outstanding at year end 1996 matures on January 23, 1997. Long-term debt consists of $25.1 million of senior notes due May 15, 2000 at an interest rate of 6.83 percent. Such amount approximates market at December 31, 1996.


Convertible Preferred Stock

On December 30, 1996, the Company exercised its right to exchange 2,000 shares of EIG, Co. preferred stock, which was issued at the time HSB acquired the remaining 50 percent interest in EIG, Co. from Gen Re, for 2,000 shares of HSB convertible preferred stock. The stock has no par value, but has voting rights and carries a quarterly dividend of $162.50 per share. The stock is convertible into 398,406 shares of HSB common stock at a price of $50.20 per share and may be redeemed at the option of the Company on or after the fifth anniversary of issuance and by Gen Re after the eighth anniversary.


Financial Guarantees

The Company has guaranteed 40 percent of Radian International, LLC's loan outstanding with Dow Chemical Company. At December 31, 1996, the amount guaranteed was $7.6 million.


13. Pension Plans

The Company maintains various types of pension plans covering employees of HSB and certain subsidiaries. The plans are non-contributory and benefits are based upon an employee's years of service and final average pay based upon the highest three out of five years. Vesting occurs after five years of service in compliance with the provisions of the Tax Reform Act of 1986. As a result of the plan's investment returns, the Company made no contribution to the plan in 1996, 1995 or 1994. Assets available for plan benefits include approximately $16.6 million of Company stock at December 31, 1996.


                                      (50)

The pension expense for the U.S. pension plans was a net credit to earnings for 1996, 1995 and 1994 due to the over funded status of the primary plan. The components of the credit were as follows:

                                     1996           1995             1994
----------------------------------------------------------------------------
Service costs                       $ 3.6           $ 2.9           $ 3.6
Interest costs                       10.2            10.2             9.7
Return on assets                    (20.1)          (30.9)            6.6
Net amortization and deferral         4.0            15.3           (22.0)
----------------------------------------------------------------------------
  Net pension credit                $(2.3)          $(2.5)          $(2.1)
============================================================================


The following table represents a reconciliation of the U.S. plans' funded status and the amounts recognized in the Company's Statements of Financial Position at December 31:

                                                                Funded                            Unfunded
----------------------------------------------------------------------------------------------------------------------
                                                           1996          1995                 1996          1995
----------------------------------------------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Vested benefit obligation                                $ 99.4        $ 95.8               $ 20.3        $ 24.0
----------------------------------------------------------------------------------------------------------------------
  Accumulated benefit obligation                           $100.0        $ 96.5               $ 20.9        $ 26.0
----------------------------------------------------------------------------------------------------------------------
  Projected benefit obligation                             $115.7        $113.8               $ 24.3        $ 27.8
Assets available for plan benefits (equity securities
     and fixed income investments at fair value)            178.0         164.8                 --            --
----------------------------------------------------------------------------------------------------------------------
Assets in excess of (less than) projected benefit obligation 62.3          51.0                (24.3)        (27.8)
----------------------------------------------------------------------------------------------------------------------
  SFAS 87 unamortized net transition asset (obligation)      10.5          12.6                 (2.2)         (1.4)

  Unrecognized prior service costs                           (1.9)         (2.3)                (1.1)         (4.1)
  Unrecognized net gain (loss)                                3.9          (3.4)                (7.1)         (7.1)
----------------------------------------------------------------------------------------------------------------------
Unrecognized net asset (liability)                           12.5           6.9                (10.4)        (12.6)
Additional liability                                         --            --                   (4.6)         (5.5)
----------------------------------------------------------------------------------------------------------------------
  Net pension asset (liability)                           $  49.8       $  44.1               $(18.5)       $(20.7)
======================================================================================================================

Assumptions used for the primary U.S. plan at years ended were as follows:

                                                 1996        1995    1994
----------------------------------------------------------------------------

  Discount rate                                   7.5%       7.5%    8.5%
  Long-term rate of return on assets              9.5%       9.5%    9.5%
  Rate of increase in future compensation levels  4.5%       5.0%    5.0%

----------------------------------------------------------------------------


14. Postretirement Plans

The Company makes available health care and life insurance benefits for retired employees of The Hartford Steam Boiler Inspection and Insurance Company (HSB) and certain subsidiaries.

The Company makes contributions to the plans as claims are incurred. Contributions totaled $2.4, $2.6 and $2.3 million for 1996, 1995 and 1994, respectively. At December 31, 1996, 1995 and 1994 these plans were unfunded. Retirees' contributions to these plans vary, based upon retiree's age, years of service and coverage elected. The Company periodically amends the plan changing the contribution rate of retirees, and amounts and terms of coverage.


                                      (51)

Components of net periodic postretirement benefit cost were:

                                                   Years Ended December 31,
----------------------------------------------------------------------------
                                                  1996      1995      1994
----------------------------------------------------------------------------

  Service cost                                   $  .3     $  .3      $  .3
  Interest cost                                    2.0       2.3        2.2
  Amortization of unrecognized obligations        --         --          .2
----------------------------------------------------------------------------
   Net periodic postretirement benefit cost      $ 2.3     $ 2.6      $ 2.7
============================================================================

The following table sets forth the amounts recognized in the Consolidated Statements of Financial Position at December 31, in accordance with SFAS 106 "Employers Accounting for Postretirement Benefits Other Than Pensions."

                                                               1996      1995
------------------------------------------------------------------------------
Accumulated postretirement benefit obligations for:
  Retirees                                                    $22.0     $24.9
  Other fully eligible plan participants                        1.0       1.5
  Other active plan participants                                3.8       4.7
------------------------------------------------------------------------------
       Total accumulated postretirement benefit obligation     26.8      31.1
  Unrecognized net loss                                        (3.0)     (6.6)
------------------------------------------------------------------------------
       Accrued postretirement benefit liability               $23.8     $24.5
==============================================================================

The assumptions used to calculate the obligations at December 31, were as follows:

                                                     1996            1995
----------------------------------------------------------------------------

  Weighted average discount rate                      7.5%            7.5%
  Current year health care cost trend rate            8.0%           10.0%
  Ultimate health care cost trend rate                4.5%            5.0%

----------------------------------------------------------------------------

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits ranges from 8 percent in 1996 decreasing gradually to 4.5 percent by the year 2001 and remaining at that level thereafter. In the prior year, the range was from 10 percent in 1995 decreasing gradually to 5 percent by the year 2001 and remaining at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amount reported. To illustrate, increasing the assumed health care cost trend rates by 1 percent each year would increase the accumulated postretirement benefit obligation as of January 1, 1996 of $27.4 million by approximately $1.5 million and the aggregate of the service and interest cost for the year ended December 31, 1996 by $.1 million.


15. Stock Compensation Plan

The Company has a Stock Option Plan under which key employees of the Company and its subsidiaries may be granted restricted stock and stock options.

The Company's restricted stock is an award of common shares that may not be sold or transferred during the restriction period, usually three years, from the date on which the award is granted. During the restriction period, the employee is the registered owner, receives dividends and may vote the restricted shares. Compensation expense is based on the market value of the Company's common stock at the date of grant and is recognized over the period of the restriction. Compensation expense for this plan in 1996, 1995 and 1994 was $.6, $1.1 and $2.2 million, respectively. The


                                      (52)
unamortized compensation expense related to this plan is included in benefit plans as a component of shareholders' equity. These amounts were $.7 million in both 1996 and 1995. A summary of grants follow:

                                               1996     1995      1994
---------------------------------------------------------------------------

Restricted shares awarded                     13,250    9,350     10,375
Weighted-average fair value of shares on
  grant date                                  $48.85   $42.78     $46.29
---------------------------------------------------------------------------


A stock option award under the Company's stock option plan allows for the purchase of the Company's common stock at no less than the market price on the date of grant. Options granted to date are exercisable no earlier than one year after the grant date and expire no more than ten years from the date of grant.

A summary of the status of the Company's stock options at December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                                                  1996                       1995                   1994
-----------------------------------------------------------------------------------------------------------------------

                                                       Weighted-                 Weighted-                 Weighted-
                                          Shares        Average      Shares       Average     Shares        Average
                                                    Exercise Price             Exercise Price           Exercise Price
-----------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year        1,300,000       $50.86    1,263,550       $54.42   1,095,100      $56.03
Granted                                   394,000        49.81      303,500        42.54     305,250       46.31
Exercised                                 (24,250)       46.26           --        --        (52,200)      41.12
Forfeited                                (350,100)       58.29     (267,050)       58.39     (84,600)      54.19
-----------------------------------------------------------------------------------------------------------------------
Outstanding at end of year              1,319,650        48.67    1,300,000       $50.83   1,263,550      $54.42
-----------------------------------------------------------------------------------------------------------------------

Options exercisable at end of year        949,650       $48.23    1,003,500       $53.32     983,300      $56.73

Weighted-average fair value of options
  granted during the year                               $ 7.05                    $ 7.42

--------------------------------------------------------------------------------------------



The following table summarizes information about stock options outstanding at December 31, 1996.

                                   Options Outstanding                    Options Exercisable
---------------------------------------------------------------------------------------------

                                   Weighted-
  Range of                         Average         Weighted-                    Weighted-
  Exercise         Number         Remaining         Average        Number        Average
    Prices      Outstanding    Contractual Life  Exercise Price Exercisable Exercise Price
---------------------------------------------------------------------------------------------

$41 -  $45        282,500          8.9              $42.22       270,500       $42.15
$46 -  $50        709,000          7.0               48.53       331,000        46.84
$51 -  $55        154,200          2.3               51.66       174,200        51.48
$56 -  $60        173,950          3.3               57.06       173,950        57.06
---------------------------------------------------------------------------------------------
                1,319,650                                        949,650
=============================================================================================

The Company's Long-Term Incentive Plan grants senior management awards contingent upon the Company's achievement of specified performance objectives over a three-year period which may be paid out in cash or shares of common stock (which may be restricted shares). The number of shares subject to grant under this plan cannot exceed 150,000.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" was issued in October 1995 for implementation by year end 1996. SFAS No. 123 allows the use of a fair value based method of accounting for an employee stock option or similar equity instruments or the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue using the intrinsic value based method. Had the Company elected to recognize compensation cost using the fair value based method, compensation would have been measured at date of grant and recognized over the service

                                      (53)
period. Pro forma net income and earnings per common share would have been reduced as follows for 1996 and 1995:

                                                        1996        1995
---------------------------------------------------------------------------

  Net income                            As Reported     $53.4      $62.6
                                        Pro Forma        51.4       61.7
  Primary earnings per common share     As Reported      $2.65      $3.07
                                        Pro Forma         2.55       3.02
---------------------------------------------------------------------------

These pro forma disclosure amounts derived by the use of SFAS No. 123 are not indicative of future amounts. SFAS No. 123 is not applicable to options granted prior to 1995, and additional options may be granted in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.1 percent in 1996; and 6.9 percent and 5.9 percent in 1995; dividend yield of 5 percent for both years; expected lives of 6 years; and volatility of 16.8 percent in 1996; and 19.5 percent and 18.9 percent in 1995.


16. Stock Purchase Rights

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


                                      (54)

17. Consolidated Quarterly Data (unaudited)


                                          First     Second      Third       Fourth
1996                                     Quarter    Quarter     Quarter     Quarter     Year
----                                     -------    -------     -------     -------     ----

Insurance premiums                       $108.4     $112.9      $113.8      $113.5     $448.6
Net engineering services                   12.7       14.1        14.0        15.0       55.8
Net investment income                       8.0        7.9         7.6         8.8       32.3
Realized investment gains                    .9        5.1         2.5         3.6       12.1
                                             --        ---         ---         ---       ----
  Total revenues*                        $130.0     $140.0      $137.9      $140.9     $548.8
                                         ======     ======      ======      ======     ======
Income before taxes                      $ 23.7     $ 17.7      $ 15.1      $ 14.8     $ 71.3
Income taxes                                6.7        4.3         3.5         3.4       17.9
                                            ---        ---         ---         ---       ----
Net income                               $ 17.0     $ 13.4      $ 11.6      $ 11.4     $ 53.4
                                         ======     ======      ======      ======     ======
Per common share:
  Net income                             $   .84    $   .66     $   .58     $   .57    $  2.65
                                         =======    =======     =======     =======    =======
  Dividends declared                     $   .57    $   .57     $   .57     $   .57    $  2.28
Common stock price ranges:
  High                                    52 1/2     50 3/4      49          47 1/8     52 1/2
  Low                                     48         46          43 1/4      42 3/4     42 3/4
  Close                                   50 5/8     49 1/8      44 3/4      46 3/8     46 3/8
Common shareholders at December 31,                                                      5,644



                                          First     Second      Third       Fourth
1995                                     Quarter    Quarter     Quarter     Quarter     Year
----                                     -------    -------     -------     -------     ----

Insurance premiums                       $ 93.6     $ 98.1      $ 98.3      $ 99.1     $389.1
Net engineering services                   61.0       63.4        65.9        61.8      252.1
Net investment income                       6.8        7.2         6.5         7.8       28.2
Realized investment gains                    .2        1.2         1.0          .3        2.8
                                             --        ---         ---          --        ---
  Total revenues*                        $161.6     $169.9      $171.7      $169.0     $672.2
                                         ======     ======      ======      ======     ======
Income before taxes                      $ 19.9     $ 22.4      $ 23.1      $ 21.0     $ 86.3
Income taxes                                5.9        6.7         6.8         4.4       23.7
                                            ---        ---         ---         ---       ----
Net income                               $ 14.0     $ 15.7      $ 16.3      $ 16.6     $ 62.6
                                         ======     ======      ======      ======     ======
Per common share:
  Net income                             $   .69    $   .77     $   .80     $   .81    $  3.07
                                         =======    =======     =======     =======    =======
  Dividends declared                     $   .55    $   .55     $   .57     $   .57    $  2.24
Common stock price ranges:
  High                                    43 3/4     45 7/8      49 3/8      50 3/8     50 3/8
  Low                                     39 1/4     41 5/8      42 5/8      45 3/8     39 1/4
  Close                                   43         44 3/8      48 3/8      50         50
Common shareholders at December 31,                                                      5,864


*Total revenues exclude revenues for investments accounted for under the equity method.




                                      (55)


                                   Schedule I
           The Hartford Steam Boiler Inspection and Insurance Company
       Summary of Investments - Other Than Investments in Related Parties
                                  (in millions)

                        Column A                      Column B      Column C      Column D     Column E      Column F     Column G
----------------------------------------------------  ------------------------------------------------------------------------------
                                                                       1996                                     1995
                                                      ---------------------------------------  -------------------------------------
                                                                                    Amount                                   Amount
                                                                                    Shown                                    Shown
                                                                                    In The                                   In The
                                                                      Market       Balance                     Market       Balance
Type of Investment                                       Cost          Value        Sheet         Cost         Value         Sheet
----------------------------------------------------  -----------   ------------  -----------  ------------  -----------  ----------


Fixed Maturities:
   Bonds:
      U.S. Government and Government Agencies
         and Authorities                                      $0.0           $0.0     $0.0       $ 0.1        $ 0.1          $ 0.1
      States, Municipalities and Political
         Subdivisions                                         39.4           40.7     40.7       $25.3        $27.0          $27.0
      Foreign Governments                                     30.1           30.5     30.5        45.3         46.7           46.7
      Convertibles and Bonds with Warrants Attached            0.0            0.0      0.0         0.0          0.0            0.0
      All Other Bonds                                         51.1           51.9     51.9        95.8         99.0           99.0
      Mortgage Receivable                                     11.1           11.1     11.1        11.1         11.1           11.1
   Redeemable Preferred Stocks                                99.6          101.6    101.6        70.0         71.4           71.4
                                                      -----------------------------------  --------------------------------------
         Total Fixed Maturities                             $231.3         $235.8   $235.8      $247.6       $255.3         $255.3

Equity Securities:
   Common Stocks:
      Public Utilities                                        15.3           16.6     16.6        $6.3         $7.0           $7.0
      Banks and Insurance                                     12.0           20.0     20.0        10.6         13.6           13.6
      Industrial and Other                                    68.4          131.7    131.7        81.3        132.9          132.9
   Non-Redeemable Preferred Stocks                            87.2           94.4     94.4        56.8         61.9           61.9
                                                      -----------------------------------  --------------------------------------
         Total Equity Securities                            $182.9         $262.7   $262.7      $155.0       $215.4         $215.4

Short-term Investments and Cash:                            $102.4         $102.4   $102.4       $83.1        $83.1          $83.1

                                                      -----------------------------------  --------------------------------------

         Total Investments                                  $516.6         $600.9   $600.9      $485.7       $553.8         $553.8
                                                      ===================================  ======================================





                                      (56)


                                   Schedule IV
           The Hartford Steam Boiler Inspection and Insurance Company
                                   Reinsurance
                                  (in millions)




Column A              Column B           Column C             Column D           Column E          Column F
Insurance             Gross              Ceded to             Assumed            Net               Percentage of
Premiums              Amount             Other                From Other         Amount            Amount
                                         Companies            Companies                            Assumed to Net
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------

1996
Property and
Liability
Insurance             $343.4              $107.9               $213.1           $448.6              47.5%


1995
Property and
Liability
Insurance             $279.7               $65.9               $175.3           $389.1              45.1%


1994
Property and
Liability
Insurance             $242.6               $45.1               $139.1           $336.6              41.3%






                                      (57)



                                   SCHEDULE V

           THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                        Valuation and Qualifying Accounts

                                  (in millions)


Column A                      Column B           Column C          Column D          Column E         Column F
-------------                 ------------       -----------       -----------       -----------      -----------

Description                   Balance at         Charged to        Charged to                         Balance
                              Beginning of       Costs and         Other             Deductions       At End of
                              Period             Expenses          Accounts          Describe (a)     Period

-------------------------------------------------------------------------------------------------------------------------------

        1996
Reserve for Accounts Receivable  $3.3(b)          $1.4             $0.0               $1.7            $3.0

        1995
Reserve for Accounts Receivable  $3.1             $2.6             $0.0               $2.1            $3.6(b)

        1994
Reserve for Accounts Receivable  $2.1             $2.2             $0.0               $1.2            $3.1


(a) Engineering Services and Insurance Premium Receivables written off as uncollectible.

(b) Radian International LLC, an affiliate of Hartford Steam Boiler, was accounted for under the consolidation method of accounting in 1995 and the equity method of accounting for 1996. As such, $0.3 million of receivables is included in the 1995 balance but included on a different line in the 1996 financial statements (not included above).




                                      (58)

                                   Schedule VI
           The Hartford Steam Boiler Inspection and Insurance Company
   Supplemental Information Concerning Property-Casualty Insurance Operations

                     For Years Ended December 31, 1996, 1995, and 1994

Column A      Column B    Column C  Column D    Column E  Column F Column G   Column H         Column I      Column J      Column K


Affiliation               Reserves   Discount,  Unearned  Earned   Net        Claims and Claim Amortization  Paid claims   Premiums
with          Prepaid     for        if any     premium   premiums investment Adjustment       of prepaid    and claim     written
Registrant    Acquisition unpaid     deducted                      income     expenses         policy        adjustment
(Consolidated Costs       claims     in                                       incurred         acquisition   expenses
property-                 and claim  Column C                                 related to       costs
casualty                  adjustment                                          Current    Prior
entities)                 expenses                                            Year       Years


1996           40.6        302.9        -         270.6    448.6    32.3     214.2       -9.8     86.0       172.1         454.4

1995           34.1        190.9        -         216.2    389.1    28.2     152.2        2.7     78.1       170.7         408.3

1994           35.5        199.4        -         201.3    336.6    26.2     141.7        1.5     64.7       172.2         340.3





                                      (59)


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     None.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     "Nominees  for  Election  to the Board of  Directors  for  Three-Year  Term
Expiring in 2000" and "Members of the Board of Directors Continuing in Office" on pages 3-5 of the Company's Proxy Statement dated March 26, 1997 are incorporated herein by reference. Also see pages 21-22 herein.


Item 11.  Executive Compensation.

     "Meetings and Remuneration of the Directors" on pages 6-7, "Human Resources
Committee Report on Executive Compensation" on pages 9-11, "Summary Compensation
Table" on page 12, "Stock Option and Long-Term  Incentive  Plan Tables" on pages
13-14,  "Retirement  Plans" on pages 14-15,  "Employment  Arrangements" on pages
15-16, "Compensation Committee Interlocks and Insider Participation" on page 16, and "Performance Graphs" on page 17 of the Company's Proxy Statement dated March
26, 1997 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     "Security  Ownership of Certain  Beneficial  Owners and Management" on page
8-9 of the Company's Proxy Statement dated March 26, 1997 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     "Compensation Committee Interlocks and Insider Participation" on page 16 of the Company's Proxy Statement dated March 26, 1997 is incorporated herein by reference.

                                      (60)

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

     (a) The financial statements and schedules listed in the Index to Financial Statements and Financial Statement Schedules on page 31 herein are filed as part of this report.

     (b) Reports on Form 8-K - Form 8-K dated February 24, 1997 to announce the election of Simon W. Leathes as a director of the Registrant.

     (c) The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.




                                      (61)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HARTFORD STEAM BOILER
INSPECTION AND INSURANCE COMPANY
       (Registrant)


By:  /s/ Gordon W. Kreh
      Gordon W. Kreh
      President and Chief
      Executive Officer
      March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       (Signature)                     (Title)

By:/s/  Gordon W. Kreh
    Gordon W. Kreh                  President, Chief Executive Officer
    March 28, 1997                  and Director

  /s/ Saul L. Basch                 Senior Vice President, Treasurer
    Saul L. Basch                   and Chief Financial Officer
    March 28, 1997                 (Principal Financial Officer and
                                    Principal Accounting Officer)


(Joel B Alvord)*                   Director


(Colin G. Campbell)*               Director


(Richard G. Dooley)*               Director


(William B. Ellis)*                Director


(E. James Ferland)*                Director


(John A. Powers)*                  Director



                                      (62)


(Lois Dickson Rice)*               Director


(John M. Washburn, Jr.)*           Director


(Wilson Wilde)*                    Director



*By:  /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     March 28, 1997








                                      (63)

                       INDEX TO EXHIBITS

Exhibit
Number      Description

(3)(i)     Charter of The Hartford Steam Boiler Inspection and
           Insurance Company, as amended effective December 30, 1996.

(3)(ii) By-laws of The Hartford Steam Boiler Inspection and Insurance Company amended July 24, 1995; incorporated by reference to Exhibit (3)(ii) to Registrant's Form 10-Q for the quarter ended June 30, 1995.

(4)(i)     Rights Agreement dated November 28, 1988 between
           Registrant and The First National Bank of Boston, as
           Rights   Agent;   incorporated   by  reference  to  Exhibit  4(i)  to
           registrant's Form 10-K for the year ended December 31, 1995 .

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



                                      (64)



               January 30, 1996; incorporated by reference to
               Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K.  File No. 0-13300, filed February 14,
               1996.

(10)(iii)  (a)  Employment Agreement dated February 3, 1997
                between the Registrant and various executive officers.*

           (b)  The Hartford Steam Boiler Inspection and
                Insurance Company Long-Term Incentive Plan, as amended and restated effective December 23, 1996.*


           (c)  The Hartford Steam Boiler Inspection and
                Insurance Company Short-Term Incentive Plan, as amended and restated December 23, 1996. *

           (d)  The Hartford Steam Boiler Inspection and
                Insurance Company 1985 Stock Option Plan, as amended and restated December 23, 1996. *

           (e)  The Hartford Steam Boiler Inspection and
                Insurance Company 1995 Stock Option Plan, amended and restated effective December 23, 1996. *

           (f)  Pre-Retirement Death Benefit and Supplemental
                Pension Agreement between the Registrant and various executive officers, as amended and restated effective March 14, 1997. *

           (g)  Pre-Retirement Death Benefit and Supplemental
                Pension Agreement between the Registrant and William A. Kerr, dated March 14, 1997. *

           (h)  Pre-Retirement Death Benefit and Supplemental
                Pension Agreement between the Registrant and Robert C. Walker, dated March 14, 1997.*

           (i) Retirement Plan for Outside Directors, as amended and restated October 24, 1988; incorporated by reference to Exhibit (10)(iii)(e) to Registrant's
                Form 10-K for the year ended December 31, 1993. *

          (j)  The  Hartford  Steam  Boiler  Inspection  and  Insurance  Company
               Directors Stock and Deferred Compensation Plan*

          (k) Description of certain arrangements not set forth in any formal documents, as described on pages


                                      (65)



               6 - 7 , with respect to directors'  compensation,  and on pages 9
               -16,  with respect to  executive  officer's  compensation,  which
               pages  are  incorporated  by  reference  to  Registrant's   Proxy
               Statement dated March 26, 1997. *

(21)  Subsidiaries of the Registrant.

(23)  Consent of experts and counsel -
      consent of Coopers & Lybrand.

(24)  Power of attorney.

(27)  Financial Data Schedule.


* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.




                                      (66)

