Form 10-K/A
period 1996-12-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1997-05-12
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

EXPLANATORY NOTE

     This Annual Report on Form 10-K/A is being filed as an amendment to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 for the purpose of amending Items 1 and 3 of Part I and Items 6, 7 and 8 of Part II of the Registrant's Form 10-K.

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

     In January 1996, the Company completed the formation of Radian International LLC ("Radian International"), a joint venture with The Dow Chemical Company to provide environmental, engineering, information technology, remediation and strategic chemical management services to industries and governments world-wide. In connection with the formation of the new company, the Company contributed substantially all of the assets of its wholly-owned subsidiary, Radian Corporation, and The Dow Chemical Company contributed the assets of Dow Environmental, Inc., its wholly-owned subsidiary, as well as access to certain of its technologies which help support the businesses expected to be conducted by the joint venture company. Radian International currently is 40 percent owned by Radian Corporation and 60 percent owned by Dow Environmental Inc. Prior to 1996, Radian Corporation's results were included with the Company's on a fully consolidated basis. In 1996, the Company's share of the joint venture's results are recorded as equity in Radian rather than in net engineering services revenue and other income statement accounts. Radian International's contribution to pre-tax earnings declined by approximately $15.7 million during 1996 largely due to delays in the transition of Radian International's business to one that is more economically driven and less government regulatory driven.

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

     The Company's underwriting policy is to manage its risks to probable maximum losses not in excess of $50 million and maximum foreseeable losses not in excess of $100 million. The Company's current reinsurance program generally limits the Company's retention on any one loss to $3 million, with potentially higher per risk retentions dependent on aggregate losses experienced by the Company during the reinsurance period.

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

                                                           (In Millions)

Reinsurer                   Ceded Premium     Reinsurance Recoverable      1996 A.M. Best's Rating
---------                   -------------     -----------------------      -----------------------

General Reinsurance Corp.   $33.4              $54.9                       A+ + (Superior)
American Re-insurance       $ 6.9              $13.8                       A+    (Superior)
  Company
   Munich Re                $ 2.1              $10.6                       A+ (Superior)



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
                                               ======       ======     ======



     The 1996 loss ratio was 45.6 percent compared to 39.8 percent and 42.5 percent for 1995 and 1994, respectively. The increase in loss ratio in 1996 is primarily the result of losses from unusually severe weather conditions (2.0 percent) and the increased share in IRI (1.7 percent). In 1996, the decrease in claims arising from prior periods includes $4.9 million of subrogation recoveries, and favorable development of certain large claims in the Company's international operations. The improvement in the loss ratio in 1995 is largely attributable to the reunderwriting efforts which began in 1993.

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

     The Company does not engage in cash-flow underwriting; it seeks to have underwriting profit each year. None of the Company's claim reserves are discounted as most claims settle, on average, within one year. Therefore, the Company does not use duration measurements in managing its interest rate exposure. Instead, the Company manages its portfolio by laddering its maturities such that the average maturity is generally maintained between 5-10 years. This technique provides the Company with a predictable cash flow each year and enables it to respond to the previously discussed parameters that impact its investment strategy.

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


     In the fourth quarter of 1996, a lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. The Company has estimated and recorded a gross loss of $30 million and a reinsurance recoverable of $25 million for potential losses under the policy issued by the Company in this case. These amounts represent the Company's best estimate of the cost of the settlement of its liabilities under the rulings currently pending in this case.

     The Company has accrued $6.5 million with respect to the other two cases for potential loss adjustment expenses, including legal costs to defend the Company's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that the Company is held liable for one or both of the remaining claims, amounts in excess of the Company's net maximum aggregate retention of $8.5 million is recoverable from the Company's reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.


     The obligations of the Company's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. The Company's reinsurance contracts do not require the Company to reimburse its reinsurers for any losses such reinsurers might incur should these cases not be decided in the Company's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurer's experience on a particular account. Therefore, in the event the Company's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely the Company's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with the Company's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

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


                                PART II


Item 6.  Selected Financial Data.
---------------------------------

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes included elsewhere herein.

 (in millions, except per share amounts)
                                                               1996        1995        1994        1993      1992
------------------------------------------------------------------------------------------------------------------



Summary of Consolidated Statements of Operations
  Revenues:
   Insurance premiums                                          $448.6      $389.1      $336.6      $349.2    $342.9
   Net engineering services                                      55.8       252.1       232.1       231.5     231.0
   Income from investment operations                             44.4        31.0        34.9        55.4      62.8
     Total revenues (1)                                         548.8       672.2       603.6       636.1     636.7
  Income before taxes and accounting changes                     71.3        86.3        73.6        16.9      73.4
  Income taxes                                                   17.9        23.7        21.7         3.8      17.1
  Income before accounting changes                               53.4        62.6        51.9        13.1      56.3
  Income per common share before accounting changes               2.65        3.07        2.54         .63      2.71
  Dividends paid per common share                                 2.28        2.22        2.14        2.12      2.03
--------------------------------------------------------------------------------------------------------------------
Summary of Consolidated Statements of Financial Position
  Total assets                                               $1,116.3      $971.5      $905.7      $877.9    $886.4
  Long-term borrowings and
   capital lease obligations                                     53.0        53.4        28.4        28.4      28.4
   Convertible redeemable preferred                              20.0        --          --          --        --
   Common                                                       345.6       341.1       299.5       324.7     374.3
   Per common share                                              17.25       16.81       14.67       15.80     18.05
   High                                                         $52.50      $50.38      $53.38      $59.50    $59.25
   Low                                                           42.75       39.25       36.13       43.25     45.13
   Close                                                         46.38       50.00       39.88       44.50     58.38
  Common shares outstanding
   at end of year(2)                                             20.0        20.3        20.4        20.5      20.7
Insurance
  Operating gain (loss)                                         $21.8      $ 34.2      $ 20.7     $ (26.4) $    1.8
   Loss ratio                                                    45.6%       39.8%       42.5%       57.1%     50.3%
   Expense ratio                                                 49.1%       50.9%       50.5%       50.5%     49.2%
   Combined ratio                                                94.7%       90.7%       93.0%(3)   107.6%     99.5%
Engineering Services (1)
  Gross revenues                                              $  55.8      $280.9      $253.6      $256.1    $264.7
  Subcontract & equipment resale costs                            --         28.8        21.5        24.6      33.7
   Net revenues                                                  55.8       252.1       232.1       231.5     231.0
  Operating gain                                                  7.3        22.6        18.2        11.8      14.7
   Gross margin                                                  13.2%        8.0%        7.2%        4.6%      5.6%
   Net margin                                                    13.2%        8.9%        7.9%        5.1%      6.4%
---------------------------------------------------------------------------------------------------------------------
Investments
  Net investment income                                        $ 32.3     $  28.2     $  26.2     $  29.3   $  32.0
  Realized investment gains                                      12.1         2.8         8.7        26.1      30.8
   Income from investment operations                             44.4        31.0        34.9        55.4      62.8
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

     Consolidated revenues decreased 18.4 percent in 1996 to $548.8 million largely due to a change in the method of reporting results of Radian (see note
2). Effective January 1996, HSB's interest in Radian is accounted for on the consolidated financial statements under the equity method of accounting. Under this method, detailed revenues and expenses and assets and liabilities of Radian are not presented in the 1996 financial statements. Exclusive of Radian, pro forma consolidated revenues increased 16.8 percent over 1995, with increased participation in Industrial Risk Insurers (IRI) and growth in international business operations the largest contributing factors. IRI is a voluntary joint underwriting association providing property insurance for the class of business known as Highly Protected Risks - larger manufacturing, processing, and industrial businesses which have invested in protection against loss through the use of sprinklers and other means. Effective December 1, 1995 the Company increased its participation from .5 to 14 percent, and from 14 to 23.5 percent on December 1, 1996. The 1995 change in participation level generated an increase in earned premium of $33.2 million in 1996. IRI has a fiscal year ending November 30 and provides quarterly reports to member companies of the association. As a result, HSB's increased participation is reflected in the first quarter of the year subsequent to the change in membership participation. This additional participation increased revenue and expenses for 1996 as well as several balance sheet accounts.


     Consolidated revenues in 1995 were greater than 1994 due to the impact of the acquisition and full consolidation of EIG, Co. and growth in both the domestic and global insurance markets. On December 30, 1994, the Company acquired the remaining 50 percent interest in EIG, a partnership which was jointly formed with General Reinsurance Corporation (Gen Re) in 1988. EIG was the parent of Engineering Insurance Company Limited, a London based insurer which offers machinery breakdown coverage to business and industry outside the United States and Canada (see note 2). At the time of the acquisition, EIG was incorporated with the Company acquiring all of the common shares and Gen Re acquiring all of the preferred shares of the new Company, EIG, Co. Effective December 30, 1996 HSB opted to exchange the EIG, Co. preferred stock for HSB convertible redeemable preferred stock.


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

The Company is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of the Company or under the all-risk property insurance policies issued by other companies. Management believes the Company's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings. More information pertaining to these legal proceedings may be found under note 9 of the Notes to Consolidated Financial Statements herein.


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

     Net engineering services pro forma revenues increased 11.9 percent in comparison to 1995. The growth in revenues was primarily due to increases generated by HSB RT as their revenues were $4.8 million (35 percent) higher in 1996 compared to 1995, almost entirely attributable to increases in volume. Pro forma net engineering services revenue increased 3.9 percent in 1995 compared to 1994. Increased profitability resulted from the disposition of certain unprofitable HSB RT operations in 1994.


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


Liquidity and Capital Resources


Balances at December 31,      1996      1995      1994
--------------------------------------------------------
Total assets                $1,116.3    $971.5    $905.7
Short-term investments          97.9      73.8      73.8
Cash                             4.5       9.3      12.1
Short-term borrowings            3.2      13.4      50.9
Convertible Redeemable
  Preferred                     20.0       -         -
Common Shareholders' equity    345.6     341.1     299.5
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


     As previously noted, in December 1996, HSB exchanged EIG, Co. preferred stock of $20 million for HSB convertible redeemable preferred stock.


     As part of HSB's strategic planning process, the Company periodically assesses its capital structure to ensure that appropriate capital is available for redeployment to support its growth. In conjunction with this process, the Company will be requesting that its shareholders approve the formation of a revised holding company structure at a special meeting in 1997.


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

     Consolidated Statements of Financial
     Position - December 31, 1996 and 1995.

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

     Notes to Consolidated Financial Statements

Schedule  I -  Summary of Investments-
               Other than Investments in Related Parties

Schedule  IV - Reinsurance

Schedule V - Valuation and Qualifying Accounts

Schedule VI - Supplemental Information Concerning
              Property-Casualty Insurance Operations

No other schedules are required to be filed herewith pursuant to Article 7 of Regulation S-X.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of The Hartford Steam Boiler Inspection and Insurance Company:


We have audited the consolidated financial statements and the financial statement schedules of The Hartford Steam Boiler Inspection and Insurance Company and its subsidiaries listed in Item 8 of this Form 10-K/A. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.


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


Hartford, Connecticut
May 8, 1997

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
============================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Financial Position

At December 31, (in millions, except per share amounts)



                                                                     1996            1995
-------------------------------------------------------------------------------------------

Assets:
  Cash                                                           $      4.5         $   9.3
  Short-term investments, at cost                                      97.9            73.8
  Fixed maturities, at fair value (cost - $231.3; $247.6)             235.8           255.3
  Equity securities, at fair value (cost - $182.9; $155.0)            262.7           215.4
-------------------------------------------------------------------------------------------
    Total cash and invested assets                                    600.9           553.8
  Insurance premiums receivable                                       106.4            87.2
  Engineering services receivable                                      11.7            68.8
  Fixed assets                                                         31.7            62.3
  Prepaid acquisition costs                                            40.6            34.1
  Capital lease                                                        16.1            16.8
  Investment in Radian                                                 79.7            --
  Reinsurance assets                                                  162.9            59.5
  Other assets                                                         66.3            89.0
-------------------------------------------------------------------------------------------
   Total assets                                                    $1,116.3          $971.5
-------------------------------------------------------------------------------------------
Liabilities:
  Unearned insurance premiums                                       $ 270.6          $216.2
  Claims and adjustment expenses                                      302.9           190.9
  Short-term borrowings                                                 3.2            13.4
  Long-term borrowings                                                 25.1            25.6
  Capital lease                                                        27.9            27.8
  Deferred income taxes                                                23.7            18.9
  Dividends payable                                                    11.4            11.6
  Minority interest                                                    --              20.0
  Other liabilities                                                    85.9           106.0
-------------------------------------------------------------------------------------------
   Total liabilities                                                  750.7           630.4
-------------------------------------------------------------------------------------------
Convertible redeemable preferred stock--Series B (stated and redemption value; shares authorized, issued and outstanding
  0.002)                                                               20.0             --
Shareholders' equity:
  Common stock (stated value; shares authorized 50.0;
   shares issued 21.3; shares outstanding 20.0; 20.3)                  10.0            10.0
  Additional paid-in capital                                           34.0            33.9
  Unrealized investment gains, net of tax                              52.8            43.9
  Retained earnings                                                   312.6           305.1
  Treasury stock, at cost (shares 1.3; 1.0)                           (59.5)          (47.7)
  Benefit plans                                                        (4.3)           (4.1)
-------------------------------------------------------------------------------------------
   Total shareholders' equity                                         345.6           341.1
-------------------------------------------------------------------------------------------
   Total                                                           $1,116.3          $971.5
-------------------------------------------------------------------------------------------
  Common shareholders' equity per share                            $   17.25          $16.81
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
====================================================================================================


Non-cash investing and financing activities: Issuance of HSB convertible redeemable preferred stock in exchange for EIG, Co. preferred stock in 1996 (See note 2). Acquisition of EIG through issuance of EIG, Co. preferred stock of $20 million in 1994.



The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity
For the years ended December 31, (in millions)



                                                                     Net
                                  Total                           Unrealized
                                 Share-               Additional  Investment
                                holders'   Common      Paid-in       Gains     Retained     Treasury   Benefit
                                Equity     Stock       Capital     (Losses)    Earnings      Stock      Plans
-------------------------------------------------------------------------------------------------------------

Balances at December 31, 1993       $324.7     $10.0      $33.9       $44.2      $280.4     $(35.7)    $(8.1)
------------------------------------------------------------------------------------------------------------
Net income                            51.9      --        --          --          51.9       --         --
Dividends declared                   (44.2)     --        --          --         (44.2)      --         --
Change in unrealized investment
   gains, net of tax                 (30.3)     --        --         (30.3)       --         --         --
Benefit plans                          4.0      --        --          --          --            .5       3.5
Exercise of stock options               .1      --          .1        --          --         --         --
Purchase of treasury stock            (6.7)     --        --          --          --          (6.7)     --
------------------------------------------------------------------------------------------------------------

Balances at December 31, 1994       $299.5     $10.0     $34.0       $13.9      $288.1     $(41.9)    $(4.6)
------------------------------------------------------------------------------------------------------------
Net income                            62.6      --        --          --          62.6       --         --
Dividends declared                   (45.6)     --        --          --         (45.6)      --         --
Change in unrealized investment
  gains, net of tax                   30.0      --        --          30.0        --         --         --
Benefit plans                           .9      --         (.1)       --          --           .5        .5
Purchase of treasury stock            (6.3)     --        --          --          --         (6.3)      --
-----------------------------------------------------------------------------------------------------------

Balances at December 31, 1995       $341.1     $10.0     $33.9       $43.9      $305.1     $(47.7)    $(4.1)
-----------------------------------------------------------------------------------------------------------
Net income                            53.4      --        --          --          53.4       --         --
Dividends declared                   (45.9)     --        --          --         (45.9)      --         --
Change in unrealized investment
  gains, net of tax                    8.9      --        --           8.9        --         --         --
Benefit plans                         --        --        --          --          --           .2       (.2)
Exercise of stock options              1.1      --          .1        --          --          1.0       --
Purchase of treasury stock           (13.0)     --        --          --          --        (13.0)      --
------------------------------------------------------------------------------------------------------------

Balances at December 31, 1996       $345.6     $10.0     $34.0       $52.8      $312.6     $(59.5)    $(4.3)
============================================================================================================


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


HSB had the option to request Gen Re to exchange the EIG, Co. preferred stock for HSB convertible redeemable preferred stock at the end of 1996. This option was exercised on December 30, 1996 resulting in the issuance of 2,000 shares of HSB convertible redeemable preferred stock. (See note 12).


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
==============================================================================



HSB's foreign operations (primarily insurance) are widely dispersed such that no country or logical aggregation of countries in a geographic area comprise a significant concentration with respect to either revenues or identifiable assets. Export sales from HSB's domestic operations are minimal due to the existence of the Company's foreign subsidiaries which are responsible for virtually all of the Company's foreign sales.


The following presents financial data of the Company based on industry segments:

For the years ended December 31,              1996          1995        1994
-------------------------------------------------------------------------------
Revenues
  Net Earned Premium                         $448.6        $389.1      $336.6
  Net Engineering Services Revenue             55.8*        252.1       232.1
  Net Investment Income and Realized
    Investment Gains                           44.4          31.0        34.9
-------------------------------------------------------------------------------
Total Revenues                               $548.8        $672.2      $603.6
-------------------------------------------------------------------------------
Operating Profit before Taxes
  Insurance--Underwriting Gain               $ 21.8        $ 34.2      $ 20.7
  Engineering--Operating Gain                $  7.3*       $ 22.6      $ 18.2
  Investment                                 $ 44.4        $ 31.0      $ 34.9
-------------------------------------------------------------------------------
Total                                        $ 73.5        $ 87.8      $ 73.8
-------------------------------------------------------------------------------
Identifiable Assets
  Insurance                                  $309.9        $180.8      $179.0
  Engineering                                  91.4         114.4       116.5
  Investment                                  600.9         553.8       489.7
  Other                                       114.1         122.5       120.5
-------------------------------------------------------------------------------
Total Assets                               $1,116.3        $971.5      $905.7
-------------------------------------------------------------------------------

*Excludes Radian in 1996 as it is reported using the equity method beginning January 1, 1996.


4. Statutory Financial Information


HSB is a Connecticut domiciled insurance company which is licensed to conduct business in all 50 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. The annual statements for state insurance regulatory authorities are currently prepared using accounting methods prescribed or permitted by such authorities (statutory basis) and are not consolidated. Statutory accounting practices (SAP) also differ in certain other respects from GAAP. With respect to the Company's financial statements, these differences are primarily comprised of the accounting for prepaid acquisition costs, deferred income taxes, fixed maturity investments, valuation of certain non-insurance affiliates, employee benefit plans and convertible redeemable preferred stock. At year-end 1996 and 1995, policyholders' surplus on a statutory basis was $292.4 and $280.6 million, respectively. Statutory net income, adjusted to include the earnings of all HSB domestic insurance subsidiaries for 1996, 1995 and 1994 was $32.1, $66.7, and $40.1 million, respectively.


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

     In the fourth quarter of 1996, a lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. The Company has estimated and recorded a gross loss of $30 million and a reinsurance recoverable of $25 million for potential losses under the policy issued by the Company in this case. These amounts represent the Company's best estimate of the cost of the settlement of its liabilities under the rulings currently pending in this case.

     The Company has accrued $6.5 million with respect to the other two cases for potential loss adjustment expenses, including legal costs to defend the Company's position. One case is in the process of pre-trial summary judgment motions and appeals; the other case is involved in both arbitration and litigation proceedings. A trial date has not been set for either case. In the event that the Company is held liable for one or both of the remaining claims, amounts in excess of the Company's net maximum aggregate retention of $8.5 million is recoverable from the Company's reinsurers. Claim amounts potentially recoverable from reinsurers in the event of a possible adverse outcome in these cases could range, in the aggregate, from $40 million to $195 million.

     The obligations of the Company's reinsurers with respect to these cases are not in dispute. Therefore, management believes that any adverse outcomes in these cases will not, in the aggregate, have a material effect on either the results of operations or financial condition of the Company. The Company's reinsurance contracts do not require the Company to reimburse its reinsurers for any losses such reinsurers might incur should these cases not be decided in the Company's favor. Nevertheless, reinsurers often quote rates for future coverages based upon their or other reinsurer's experience on a particular account. Therefore, in the event the Company's reinsurers pay significant sums pursuant to the arbitration or litigation proceedings described above, it is likely the Company's reinsurance rates would increase in future periods. However, given the insured capacity that exists in reinsurance markets worldwide, coupled with the Company's ability to negotiate a redesign or restructuring of its reinsurance program, it does not necessarily mean that such an increase would be material.

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

At December 31, 1996, future minimum rental commitments under noncancelable leases accounted for as operating leases with initial or remaining terms of more than one year were as follows:


-----------------------------------------------------
                  1997                     $  4.9
                  1998                        4.2
                  1999                        3.1
                  2000                        1.8
                  2001                        1.2
                  2002 and thereafter         1.0
-----------------------------------------------------
                    Total                   $16.2
-----------------------------------------------------

12. Capital Structure

The Company's capital structure is as follows:

                                                   1996             1995
--------------------------------------------------------------------------

Short-term borrowings                           $    3.2         $  13.4
Long-term borrowings*                               25.1            25.6
Convertible redeemable preferred stock              20.0            --
Common shareholders' equity                        345.6           341.1
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



Convertible Redeemable Preferred Stock

On December 30, 1996, the Company exercised its right to exchange 2,000 shares of EIG, Co. preferred stock, which was issued at the time HSB acquired the remaining 50 percent interest in EIG, Co. from Gen Re, for 2,000 shares of HSB convertible redeemable preferred stock. The stock has no par value, but has voting rights and carries a quarterly dividend of $162.50 per share. Dividends are cumulative and have senior standing prior to declaration of dividends on common stock. The stock is convertible into 398,406 shares of HSB common stock at a price of $50.20 per share and may be redeemed at the option of the Company on or after the fifth anniversary of issuance and by Gen Re after the eighth anniversary.



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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation" was issued in October 1995 for implementation by year end 1996. SFAS No. 123 allows the use of a fair value based method of accounting for an employee stock option or similar equity instruments or the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue using the intrinsic value based method. Had the Company elected to recognize compensation cost using the fair value based method, compensation would have been measured at date of grant and recognized over the service period. Pro forma net income and earnings per common share would have been reduced as follows for 1996 and 1995:

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









                                    PART III

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

THE HARTFORD STEAM BOILER
INSPECTION AND INSURANCE COMPANY
       (Registrant)


By:  /s/ Gordon W. Kreh
      Gordon W. Kreh
      President and Chief
      Executive Officer
      May 8, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       (Signature)                     (Title)

By:/s/  Gordon W. Kreh
    Gordon W. Kreh                  President, Chief Executive Officer
    May 8, 1997                     and Director

  /s/ Saul L. Basch                 Senior Vice President, Treasurer
    Saul L. Basch                   and Chief Financial Officer
    May 8, 1997                     (Principal Financial Officer and
                                    Principal Accounting Officer)

  /s/ Robert C. Walker              Senior Vice President and General Counsel
    Robert C. Walker
    May 8, 1997

(Joel B Alvord)*                   Director


(Colin G. Campbell)*               Director


(Richard G. Dooley)*               Director


(William B. Ellis)*                Director


(E. James Ferland)*                Director


(John A. Powers)*                  Director






(Lois Dickson Rice)*               Director


(John M. Washburn, Jr.)*           Director


(Wilson Wilde)*                    Director



*By:  /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     May 8, 1997










                       INDEX TO EXHIBITS

Exhibit
Number      Description

**(3)(i)   Charter of The Hartford Steam Boiler Inspection and
           Insurance Company, as amended effective December 30, 1996.

**(3)(ii)  By-laws of The Hartford Steam Boiler Inspection and Insurance Company
           amended July 24, 1995; incorporated by reference to Exhibit (3)(ii) to Registrant's Form 10-Q for the quarter ended June 30, 1995.

**(4)(i)   Rights Agreement dated November 28, 1988 between
           Registrant and The First National Bank of Boston, as
           Rights   Agent;   incorporated   by  reference  to  Exhibit  4(i)  to
           registrant's Form 10-K for the year ended December 31, 1995 .

**(4)(iii) Instruments defining the rights of holders of long-
           term debt of the Registrant are not being filed since the total amount of securities authorized under each such instrument does not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant shall furnish copies of such instruments to the Securities and Exchange Commission upon request.

**(10)(i)  (a) Lease Agreement with One State Street Limited
               Partnership; incorporated by reference to Exhibit
               (10)(i) to Registrant's Form 10. File No. 0-13300, filed March 18, 1985.

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

           (d) Limited Liability Company Agreement between Radian
               Corporation and Dow Environmental Inc. dated







               January 30, 1996; incorporated by reference to
               Exhibit 99.2 to the Registrant's Current Report on
               Form 8-K.  File No. 0-13300, filed February 14,
               1996.

**(10)(iii)(a)  Employment Agreement dated February 3, 1997
                between the Registrant and various executive officers.*

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

**(21)Subsidiaries of the Registrant.

(23)  Consent of experts and counsel -
      consent of Coopers & Lybrand.

(24)  Power of attorney.

(27)  Financial Data Schedule.


* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.


**Previously filed.




