Form 10-Q
period 1997-03-31
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1997-05-12
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the registrant's common stock without par value, as of March 31, 1997: 20,043,608

           THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY

                                      INDEX
                                      -----



PART I   FINANCIAL INFORMATION                                          PAGE

 Consolidated Statements of Operations for the
 Quarters Ended March 31, 1997 and 1996 (unaudited)................       3

 Consolidated Statements of Financial Position as
 of March 31, 1997 (unaudited) and December 31, 1996...............       4

 Consolidated Statements of Cash Flows for the
 Three Months Ended March 31, 1997 and 1996 (unaudited)............       5

 Notes to Consolidated Financial Statements (unaudited)............       6

 Management's Discussion and Analysis of
 Consolidated Financial Condition and Results
 of Operations.....................................................      11

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings.........................................      17
Item 6 - Exhibits and Reports on Form 8-K..........................      18

SIGNATURES.........................................................      19

               THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
                         Consolidated Statements of Operations
                                       Unaudited
                          (in millions, except per share data)

                                                         Quarter
                                                     Ended March 31
Revenues:                                        1997               1996
                                              -----------        -----------
  Insurance premiums                          $  122.3           $  108.4
  Net engineering services                        14.7               12.7
  Net investment income                            8.0                8.0
  Realized investment gains                        0.5                0.9
                                              -----------        -----------
     Total revenues                              145.5              130.0
                                              -----------        -----------

Expenses:
  Claims and adjustment                           51.5               44.9
  Policy acquisition                              23.5               20.6
  Underwriting and inspection                     35.3               33.7
  Net engineering services                        13.6               11.3
  Interest                                         0.3                0.7
                                              -----------         -----------
     Total expenses                              124.2              111.2
                                              -----------        -----------

Equity in Radian                                   1.0                4.9
                                              -----------        -----------

Income before taxes                               22.3               23.7

Income taxes (benefit):
    Current                                        9.7                7.1
    Deferred                                      (3.3)              (0.4)
                                              -----------        -----------
         Total income taxes                        6.4                6.7

Net income                                    $   15.9           $   17.0
                                              ===========        ===========

Net income per common share                   $    0.78          $    0.84
                                              ===========        ===========

Dividends declared per common share           $    0.57          $    0.57


Average common shares oustanding
and common stock equivalents                      20.5               20.4

 See Notes to Consolidated Financial Statements.

           THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
                  Consolidated Statements of Financial Position
                      (In millions, except per share data)


                                       March 31,          December 31,
                                         1997                1996
                                      (Unaudited)
                                      ------------        -----------
Assets:
  Cash                                $     12.6          $     4.5
  Short-term investments, at cost           91.3               97.9
  Fixed maturities, at fair value
    (cost -$253.1.8; $231.3)               255.2              235.8
  Equity securities, at fair value
    (cost - $178.0;  $182.9 )              264.0              262.7
                                       ------------        -----------
    Total cash and invested assets         623.1              600.9

  Insurance premiums receivable            108.6              106.4
  Engineering services receivable           11.3               11.7
  Fixed assets                              31.3               31.7
  Prepaid acquisition costs                 43.9               40.6
  Capital lease                             15.9               16.1
  Investment in Radian                      80.5               79.7
  Reinsurance assets                       136.5              162.9
  Other assets                              69.1               66.3
                                       ------------        -----------
      Total assets                     $ 1,120.2          $ 1,116.3
                                       ============        ===========

Liabilities:
  Unearned insurance premiums          $   282.3          $   270.6
  Claims and adjustment expenses           286.1              302.9
  Short-term borrowings                      6.1                3.2
  Long-term borrowings                      25.1               25.1
  Capital lease                             27.9               27.9
  Deferred income taxes                     25.0               23.7
  Dividends payable                         11.6               11.4
  Other liabilities                         84.3               85.9
                                    ------------        -----------
      Total liabilities                    748.4              750.7
                                    ------------        -----------

Convertible redeemable preferred stock- Series B
  (stated and redemption value; shares authorized,
  issued and outstanding .002)              20.0               20.0

Shareholders' equity:
  Common stock (stated value; shares authorized
    50.0; shares issued and
    outstanding 20.0; 20.0)                 10.0               10.0
  Additional paid-in capital               (25.0)             (25.5)
  Unrealized investment gains, net of tax   54.6               52.8
  Retained earnings                        316.7              312.6
  Benefit plans                             (4.5)              (4.3)
                                    ------------         -----------
       Total shareholders' equity          351.8              345.6
                                    ------------         -----------
       Total                        $    1,120.2         $  1,116.3
                                    ============         ===========

   Shareholders' equity
    per common share                       $17.55             $17.25


See Notes to Consolidated Financial Statements.

           THE HARTFORD STEAM BOILER INSPECTION AND INSURANCE COMPANY
                      Consolidated Statements of Cash Flows
                                    Unaudited
                                  (in millions)
                                                Quarter Ended
                                                  March 31,
                                           ------------------------
                                               1997           1996
                                             ---------      ---------
Operating activities:
Net income                                 $   15.9        $   17.0
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization                 1.9             2.9
  Deferred  income taxes                       (1.0)           (0.4)
  Realized investment (gains) losses            0.5            (0.9)
  Change in:
     Insurance premiums receivable             (2.2)          (20.8)
     Engineering services receivable            0.4            (0.1)
     Prepaid acquisition costs                 (3.3)           (6.9)
     Reinsurance assets                        26.4           (27.6)
     Unearned insurance premiums               11.7            37.9
     Claims and adjustment expenses           (16.8)           20.3
     Investment in Radian                      (0.8)           (0.6)
     Other                                     (3.3)           (5.2)
                                             ---------      ---------

       Cash provided by operating activities   29.4            15.6
                                             ---------      ---------

Investing activities:
Fixed asset additions, net                     (1.3)           (1.2)
Investments:
  Purchase of short-term investments, net       6.6             0.6
  Purchase of fixed maturities                (25.8)          (35.4)
  Proceeds from sale of fixed maturities        2.1            49.1
  Redemption of fixed maturities                1.5             1.7
  Purchase of equity securities               (33.1)          (33.0)
  Proceeds from sale of equity securities      37.4            17.9
  Cash transferred to investment in Radian       -             (0.8)
                                             ---------      ---------

       Cash used in investment activities     (12.6)           (1.1)
                                             ---------      ---------

Financing activities:
Increase (decrease) in short-term borrowings   2.9             (1.4)
Dividends paid to shareholders               (11.7)           (11.6)
Reacquisition of stock                           -             (1.2)
Exercise of stock options                      0.1              0.9
                                             ---------      ---------

       Cash used in financing activities      (8.7)           (13.3)
                                             ---------      ---------

           Net increase in cash                8.1              1.2

           Cash at beginning of period         4.5              8.6
                                             ---------      ---------

           Cash at end of period            $ 12.6          $   9.8
                                             =========      =========

Interest paid                               $  0.3          $   0.7
                                             ---------      ---------

Federal income tax paid                     $  3.8          $   2.0
                                             ---------      ---------

See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.       General

         The interim financial statements in this report include adjustments based on management's best estimates and judgments, including estimates of future loss payments, which are necessary to present a fair statement of the results for the interim periods reported. These adjustments are of a normal, recurring nature. The financial statements are prepared on the basis of generally accepted accounting principles and should be read in conjunction with the financial statements and related notes in the 1996 Annual Report. Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

2.       Industrial Risk Insurers

         On December 1, 1996 HSB increased its participation in Industrial Risk Insurers (IRI) from 14% to 23.5%. IRI is an unincorporated, voluntary property underwriting association currently comprised of twenty-three property casualty insurance companies. IRI primarily writes policies on a syndicate basis which specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest.

         In essence, the IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation does not expose the Company to the effect of adverse loss development on claims incurred prior to the effective date of the increase.

         Other than a nominal deposit, which is refunded if participation ceases, there is no cost to becoming a member of the IRI. Members can change or terminate their participation on an annual basis. Typically participation levels vary based on a member's expectations of future profits.

3.       Shareholders' Equity

         The Connecticut Business Corporation Act, which became effective on January 1, 1997, eliminated the concept of treasury shares. Therefore, shares reacquired by the Company constitute authorized but unissued shares. As a result of this change the Company eliminated the caption Treasury Stock from its balance sheet and reclassified the amounts to additional paid-in capital. These amounts were $59.1 million as of March 31, 1997 and $59.5 million as of December 31, 1996.

         On December 30, 1996, the Company issued Convertible Redeemable Preferred Stock. The Stock is convertible into 398,406 shares of HSB common stock at a price of $50.20 per share and may be redeemed at the option of the Company on or after the fifth anniversary of issuance and by the holder after the eighth anniversary. As a result of the stock's redemption features, it has been included in the "mezzanine" section of the balance sheet located between liabilities and shareholders' equity.

         Prior year amounts now conform to these presentations.

4.       Derivative Instruments

         On December 19, 1996, the Company entered into three "zero cost collar contracts" to mitigate the effects of market risk on its U. S. common stock portfolio (which, for management purposes, included certain convertible preferreds). Each contract had a notional value of $50 million and maturity dates ranging from November 1997 to January 1998. The contracts are European style, which means they only settle upon maturity. The contracts, which were entered into when the S&P 500 Index was 744.3, allow the Company to recover from the counterparty if the index is below 695.2 at the time of maturity, and requires the Company to reimburse the counterparty if the index is above a range of 811.3 to
         818.7 at the time of maturity.

         At March 31, 1997, the S&P 500 Index was 757.1, which is within the bounds of the collar; and therefore, the collar had no intrinsic value since no recoveries or reimbursements would have been required if the contracts had reached their expiration dates.

         The Company entered into these contracts with the intent to hold such contracts until maturity. However, based upon price movements in the S&P 500 Index since December 31, 1996, the contracts do have a current estimated market value of $(1.4) million, which represents the cost the Company would incur if it had canceled the contracts at March 31, 1997.

         The Company's U.S. common stock portfolio has experienced unrealized gains of approximately $1.4 million since December 31, 1996; and for the 90 days prior to March 31, 1997, has had a price movement correlation with the S&P 500 well in excess of 80%.

         At present, the Financial Accounting Standards Board is currently reviewing the accounting for derivatives. It is not clear whether the marking to market of contracts such as ours, which do not have intrinsic value, will need to be recorded through the statement of income or should, as a fair value hedge, be viewed as an element of comprehensive income and treated as unrealized gains and losses.

         At March 31, 1997, the Company recorded the mark to market valuation of $1.4 million as a reduction of realized investment gains. At present such contracts are included in other liabilities in the Statement of Financial Position.

         The collar subjects the Company to market and counterparty credit risk. The Company manages this exposure by frequently modeling the effects of potential future price movements and by entering into contracts with internationally recognized financial institutions, which are expected to perform under the terms of the contract, and by evaluating the credit worthiness of such institutions by taking into account credit ratings and other factors.

5.       Recent Accounting Developments

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement will be effective for year end 1997 financial statements and are not expected to have a material effect on EPS. Had this standard been in effect for first quarter 1996 and 1997, EPS would have been as follows:


                                            1997              1996
                                            ----              ----
                           Basic            $0.78             $0.84
                           Diluted          $0.78             $0.84

                           As Reported      $0.78             $0.84


6.      Legal Proceedings
        ------------------

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

        A lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997 the

        Company and the property insurer jointly settled the case with the insured. The Company's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. The Company carries a gross loss of $30 million and a reinsurance recoverable of $25 million for its share of the settlement amount.

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

7.       Computation of Earnings Per Share

                  Net Income                                  $15.9  (A)
                                                              ====

                  Weighted Average Common
                         Shares Outstanding                    20.0
                  Common Stock Equivalents
                         Preferred Stock - assuming
                           conversion                            .4
                         Options                                 .1

                                                               20.5  (B)
                                                               ====

                  EPS - (A)/(B)                               $ 0.78
                                                               ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF CONSOLIDATED FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 MARCH 31, 1997

RESULTS OF OPERATIONS
---------------------
 (dollar amounts in millions)
Consolidated Overview
---------------------
                                                    Quarter Ended
                                                       March 31
                                                    -------------
                                                    1997     1996
                                                    ----     ----
Insurance premium                                  $122.3   $108.4
Net engineering services revenue                     14.7     12.7
Net investment income                                 8.0      8.0
Realized investment gains                             0.5      0.9
                                                   ------   ------
    Total revenues                                 $145.5   $130.0
                                                   ======   ======

Equity in Radian                                   $  1.0   $  4.9
                                                   ======   ======


Net income                                         $ 15.9   $ 17.0
                                                   ======   ======

Net income per common share                        $  0.78  $  0.84
                                                   ======   ======


Net income per common share for the first quarter of 1997 decreased 7% percent from the first quarter of 1996 due to significantly lower earnings at Radian ($0.00 per share in 1997 versus $0.13 per share in 1996) which more than offset improved insurance earnings. Continued softness in Radian's businesses due to delays associated with the transition of their client mix to one that is more commercial based than government based accounted for the decrease. A very high effective tax rate for the quarter, which included significant foreign taxes, eliminated any contribution to HSB's earnings. Under the terms of the joint venture agreement, HSB has the option to sell its interest in the venture to The Dow Chemical Company during 1998 for approximately $145 million, subject to certain adjustments for interim cash distributions. In view of the current business climate for environmental consulting services, the Company will be evaluating its options with respect to the joint venture during the course of 1997.

Insurance premiums grew 13% percent, with the increased participation in IRI a contributing factor as well as growth in both the domestic and international books of business. The first quarter combined ratio improved from 91.0 percent in 1996 to 90.0 percent in 1997. Net engineering services revenue increased 16 percent for the first quarter.

The effective tax rate for the first quarter was 29 percent compared to 28 percent for the comparable prior period. Tax rate fluctuations occur as underwriting and engineering services results change the mix of pre-tax income between fully taxable earnings and tax preferred earnings. The Company continues to manage its use of tax advantageous investments to maximize after tax earnings.


Recent Accounting Developments
------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The requirements of this statement will be effective for year end 1997 financial statements and are not expected to have a material effect on EPS. Had this standard been in effect for first quarter 1996 and 1997, EPS would not have changed.


Insurance Operations
--------------------

Insurance operations include the insurance results of The Hartford Steam Boiler Inspection and Insurance Company, HSB Engineering Insurance Limited (HSB-EIL), The Boiler Inspection and Insurance Company of Canada (BI&I) and The Allen Insurance Company, Ltd.

On December 1, 1996 HSB increased its  participation in Industrial Risk Insurers
(IRI) from 14% to 23.5%. IRI is an unincorporated, voluntary property underwriting association currently comprised of twenty-three property casualty insurance companies. IRI primarily writes policies on a syndicate basis which specifies to the insured the percentage share of risk accepted by each member of the association. Each member company, therefore, operates as a direct insurer or reinsurer on such policies and participates in the premiums and losses generated thereunder in proportion to its membership interest.

In essence, the IRI facilitates the proportional sharing of risk under one policy where each member is essentially considered to be the direct writer for reporting, premium tax and other regulatory purposes. Liability on such policies is several and not joint, and therefore, members are not responsible for policy liabilities of the other members. An increased participation does not expose the Company to the effect of adverse loss development on claims incurred prior to the effective date of the increase.

Other than a nominal deposit, which is refunded if participation ceases, there is no cost to becoming a member of the IRI. Members can change or terminate their participation on an annual basis. Typically participation levels vary based on a member's expectations of future profits.

IRI has a fiscal year ending November 30, and provides reports to its members on a quarterly basis. As a result, the Company's increased participation to 23.5 percent has initially been reflected in the first quarter financial results for 1997.

                                     Quarter Ended
                                       March 31
                                  ---------------------

                                    1997         1996
                                  -------       -------
Gross earned premium              $ 155.7       $ 133.7
Ceded premium                        33.4          25.3
                                  -------       -------
Insurance premium                   122.3         108.4
Claims and adjustment expenses       51.5          44.9
Underwriting, acquisition
         and other expenses          58.8          54.3
                                  -------       -------
Underwriting gain                 $  12.0       $   9.2
                                  =======       =======

Loss ratio                           42.1%         41.4%
Expense ratio                        47.9%         49.6%
                                  -------       --------
Combined ratio                       90.0%         91.0%
                                  =======       ========


Gross earned premiums in the first quarter increased 16 percent from the comparable period in 1996. This increase was primarily attributable to the increased participation in IRI ($10.1 million) and to growth in both domestic and global markets. Gross earned premiums representing coverage outside the U.S. increased 30 percent in the first quarter from the comparable period in 1996. In certain areas of our direct domestic business, the market is experiencing price erosion. HSB will not write business at rates which would lessen our ability to maintain underwriting profit. Increases in ceded premium of 32 percent in the current quarter were primarily due to the additional participation in IRI.

The loss ratio increased from 41.4 percent in the first quarter of 1996 to 42.1 percent in the current quarter. Approximately $1.5 million of flood related losses were reported during the first quarter of 1997, which impacted the loss ratio by 1.2 percentage points. Gross claims and adjustment expenses for the first quarter 1997 and 1996 were $74.9 million and $58.9 million, respectively.

The expense ratio improved from 49.6% in the first quarter of 1996 to 47.9% in the first quarter of 1997 as the growth rate in earned premium exceeded the growth rate in underwriting and inspection expenses. Underwriting, acquisition and other expenses increased approximately 12 percent in the current quarter primarily due to increased participation in IRI.


Engineering Services Operations
-------------------------------

                                                   Quarter Ended
                                                      March 31
                                                   -------------
                                             1997                1996
                                             ----                ----

Net engineering services revenue            $ 14.7             $ 12.7
Net engineering services expenses             13.6               11.3
                                            -------            -------
Operating gain                              $  1.1             $  1.4
                                            =======             =======

Net margin                                     7.1%              11.3%

Engineering services operations include the results of HSB's and BI&I's engineering services, HSB Reliability Technologies (HSBRT) and the Company's other engineering services subsidiaries.

Net engineering services revenues increased $2.0 million in the first quarter compared to the same period in 1996. The growth in revenues was primarily due to increases generated by HSBRT as their revenues increased 32 percent. The decline in operating gain from the previous periods reflects slower growth in the domestic book and Far East operations, and costs incurred to develop new products.

Investment Operations
---------------------

                                         Quarter Ended
                                           March 31
                                         -------------
                                       1997             1996
                                      ------          -------
Net investment income                 $  8.0          $  8.0
Realized investment gains                0.5             0.9
                                      ------          -------
Pretax income from
investment operations                 $  8.5          $  8.9
                                      ======          =======

Net investment income for the first quarter remained the same in comparison to the same period in 1996. Although investable assets increased in the first quarter in comparison to the same period in 1996, net investment income remained flat due to calls of high yielding preferred stocks and cash collections from reinsurers that were not received until late in March.

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

In the fourth quarter of 1996, HSB entered into three zero cost collar contracts to mitigate the effects of market risk on its domestic common stock portfolio. The contracts have maturity dates ranging from November 1997 to January 1998. The contracts, which were entered into when the S&P index was 744.3, allows the Company to recover from the counterparty if the index is below 695.2 at the time of maturity and requires the Company to reimburse the counterparty if the index is above a range of 811.3 to 818.7 at the time of maturity. In addition to offering downside protection for market declines in excess of approximately 6 percent, the collar permits the Company to receive the dividends on its common stock investments and retain a certain level of upside appreciation depending on market movements.

At March 31, 1997 the S&P index was at 757.1. Although there would be no settlement required had these contracts matured at March 31, 1997, HSB has adjusted its value of the contracts to an estimated fair value at that date and reduced realized investment gains by $1.4 million. At the time these contracts mature, this charge (or any future charges recognized on an interim basis) will reverse if the S&P 500 Index remains within the collar parameters.

The Company's U.S. common stock portfolio has experienced unrealized gains of approximately $1.4 million since December 31, 1996; and for the 90 days prior to March 31, 1997, has had a price movement correlation with the S&P 500 well in excess of 80%.

Liquidity and Capital Resources
-------------------------------
                                                       Balances at
                                                March 31        December 31
                                                ----------------------------
                                                  1997              1996
                                                --------          --------

Total assets                                   $ 1,120.2         $ 1,116.3
Short-term investments                              91.3              97.9
Cash                                                12.6               4.5
Short-term borrowings                                6.1               3.2
Convertible Redeemable Preferred Stock              20.0              20.0
Common shareholder's equity                        351.8             345.6

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

Cash provided from operations was $29.4 million in the first three months of 1997 compared to $15.6 million for the same period in 1996. Insurance operations cash flow increased as premiums collected were up 7.7 percent year to date compared to the same period in 1996 while claims paid increased at 57.8 percent. Collections from reinsurers increased significantly in the current year. The Company's participation in IRI impacted components of the Consolidated Statement of Cash Flows for 1997, including a year to date impact of $5.5 million and $(5.8) million for 1997 and 1996, respectively, to cash provided from operations.

Capital resources consist of shareholders' equity, convertible redeemable preferred stock and debt outstanding and represent those funds deployed or available to be deployed to support business operations. Common shareholders' equity of $351.8 million at March 31, 1997 increased by $6.2 million since December 31, 1996. The increase reflects net income of $15.9 million for the quarter and an increase in unrealized gains, net of tax, of $1.8 million, offset by dividends of $11.7 million. Treasury stock of $59.1 million was reclassified to additional paid-in capital during the first quarter of 1997 in accordance with the Connecticut Business Corporation Act which, effective January 1, 1997, eliminated the concept of treasury shares.

At March 31, 1997, the Company had significant short-term and long-term borrowing capacity. The Company is currently authorized to issue up to $75 million of commercial paper. Commercial paper outstanding at March 31, 1997 and December 31, 1996 was $6.1 million and $3.2 million, respectively. The Company has authorized a guaranty of up to 40 percent of Radian International, LLC's $40 million credit facility with The Dow Chemical Company. At March 31, 1997 the amount guaranteed was $13.1 million.

On January 27, 1997 the Board of Directors renewed the Company's authorization to repurchase up to one million of its common shares.

The Company is involved in three arbitration or litigation proceedings regarding the extent to which certain explosion events are insured under boiler and machinery policies of the Company or under the all-risk property insurance policies issued by other companies. Management believes the Company's policies do not provide coverage for losses resulting from the explosion events that are the subject of these proceedings. More information pertaining to these legal proceedings may be found under note 6 of the Notes to Consolidated Financial Statements herein.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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

A lower court ruling in one of these cases held that an explosion did occur, and that the Company was not liable for losses of the insured resulting from the explosion. In a further action, the court denied the Company's motion for summary judgment on certain issues, thus leaving the Company potentially liable for certain unquantified losses resulting from events prior to the explosion. In the first quarter of 1997 the Company and the property insurer jointly settled the case with the insured. The Company's ultimate share of the settlement will be determined in an arbitration proceeding with the property insurer. The Company carries a gross loss of $30 million and a reinsurance recoverable of $25 million for its share of the settlement amount.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)  Exhibits -- Exhibit 27, Financial Data Schedule.
 (b) Reports on Form 8-K - Form 8-K dated February 24, 1997 to announce the election of Simon W. Leathes as a director of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE HARTFORD STEAM BOILER
                                               INSPECTION AND INSURANCE COMPANY


Date:  May 12, 1997        By:                 /s/ Saul L. Basch
                                               Saul L. Basch
                                               Senior Vice President, Treasurer
                                               and Chief Financial Officer

Date:  May 12, 1997        By:                 /s/ Robert C. Walker
                                               Robert C. Walker
                                               Senior Vice President and
                                               General Counsel