Form 10-K/A
period 1996-12-30
HARTFORD STEAM BOILER INSPECTION & INSURANCE CO
filed 1997-07-03
CIK 310823

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


                                 Amendment No. 2


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

EXPLANATORY NOTE


     This Annual Report on Form 10-K/A is being filed as Amendment No.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997 in order to consolidate the previous Form 10-K/A amendment filed on May 9, 1997 with the original Form 10-K. No changes have been made to previously filed information.



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

THE HARTFORD STEAM BOILER
INSPECTION AND INSURANCE COMPANY
       (Registrant)


By:  /s/ Gordon W. Kreh
      Gordon W. Kreh
      President and Chief
      Executive Officer
      July 2, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       (Signature)                     (Title)

By:/s/  Gordon W. Kreh
    Gordon W. Kreh                  President, Chief Executive Officer
    July 2, 1997                    and Director

  /s/ Saul L. Basch                 Senior Vice President, Treasurer
    Saul L. Basch                   and Chief Financial Officer
    July 2, 1997                    (Principal Financial Officer and
                                    Principal Accounting Officer)

  /s/ Robert C. Walker              Senior Vice President and General Counsel
    Robert C. Walker
    July 2, 1997

(Joel B Alvord)*                   Director


(Colin G. Campbell)*               Director


(Richard G. Dooley)*               Director


(William B. Ellis)*                Director


(E. James Ferland)*                Director


(John A. Powers)*                  Director






(Lois Dickson Rice)*               Director


(John M. Washburn, Jr.)*           Director


(Wilson Wilde)*                    Director



*By:  /s/ Robert C. Walker
     Robert C. Walker
     (Attorney-in-Fact)
     July 2, 1997










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




